Form 10-K
period 1993-12-31
KEMPER CORP
filed 1994-03-30
CIK 55195

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993.     Commission file number 1-10242.

                               KEMPER CORPORATION

               (Exact name of registrant as specified in charter)

       DELAWARE                                        36-6169781
- ------------------------               ---------------------------------------
(State of Incorporation)               (I.R.S. Employer Identification Number)


              ONE KEMPER DRIVE
            LONG GROVE, ILLINOIS                         60049
- ----------------------------------------              ----------
(Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (708) 320-4700

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
Common Stock ($5 par value)           New York Stock Exchange, Inc.
Preferred Stock Purchase Rights       New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

 Series A Cumulative Convertible Preferred Stock (no par, $25 stated value, $2 annual dividend)
          -------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

At March 17, 1994, 33,152,986 shares of common stock of Kemper Corporation were outstanding, and based upon the last sale price as reported in The Wall Street Journal, the aggregate market value of the shares of common stock held by nonaffiliates was approximately $2.0 billion.

         DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement, scheduled to be mailed on or about April 8, 1994 for the annual meeting of stockholders to be held May 11, 1994, are incorporated by reference into Part III.

- --------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS.

Incorporated in Delaware in 1967 as a nonoperating holding company with subsidiaries primarily in the property-casualty insurance business, Kemper Corporation ("Kemper") today is a financial services holding company with continuing operations in four business segments: asset management, life insurance, securities brokerage and real estate. Certain financial information by segment is set forth in ITEM 1(b) below. Selected consolidated financial data of Kemper and its subsidiaries (the "Company") for the last five fiscal years is provided in ITEM 6. The business operations of the Company's four segments are described in ITEM 1(c).

The Company has entered 1994 with approximately 6,335 employees, more than 10 percent fewer than its continuing operations had one year earlier, as all three of its core businesses -- asset management, life insurance and securities brokerage -- reduced their employee counts. In addition, there were more than 2,200 employees of subsidiaries the Company divested during 1993.

RECENT DIVESTITURES

During 1993, the Company exited the property-casualty insurance, reinsurance and risk management businesses. These businesses comprise the Company's discontinued operations as reported in this Form 10-K, including those portions of the Kemper Corporation 1993 Annual Report to Stockholders (the "Annual Report") expressly incorporated herein by reference.

The Company's discontinued property-casualty insurance operations consisted of two regional companies which write primarily personal automobile and homeowners insurance, Economy Fire & Casualty Company ("Economy") and Federal Kemper Insurance Company ("FKI"). In late 1992, the Company announced its intent to sell Economy and FKI. On August 31, 1993, the Company sold Economy to St. Paul Fire and Marine Insurance Company in a transaction valued at $420 million. On December 31, 1993, the Company sold FKI to Anthem P&C Holdings, Inc. (part of the Associated Group) for $95 million in cash. The Company recorded $92.2 million in after-tax gains from these sales.

On August 2, 1993, Kemper exchanged the stock of its reinsurance and risk management subsidiaries for 17.4 million shares of Kemper's common stock previously held by Lumbermens Mutual Casualty Company ("Lumbermens"), the Company's former parent. The exchange transaction was valued at $610.2 million. The Company recorded a $204.7 million tax-free gain on the exchange. This transaction reduced the number of common shares outstanding by more than one-third. It also reduced Lumbermens' ownership of Kemper common stock to approximately 4 percent. Lumbermens' ownership had been approximately 38 percent since April 1989 when Lumbermens' ownership declined from approximately 49 percent in another stock exchange transaction. In the 1989 transaction, Lumbermens acquired the Company's national, primarily commercial lines, property-casualty subsidiary, American Motorists Insurance Company ("AMICO").

Lumbermens, AMICO, a subsidiary of AMICO and American Manufacturers Mutual Insurance Company are known as the Kemper National Insurance Companies ("KNIC"). As a result of the 1989 AMICO transaction, the Company and KNIC established separate managements. In 1990, the two organizations established differing boards of directors and distinct employee groups. In 1992, Kemper and KNIC ceased to have a common chairman of the board. In connection with the 1993 exchange transaction, Kemper and Lumbermens agreed that each of the Company and KNIC generally may not, for a period of five years, compete with each other in their respective primary businesses. The two organizations are not considered affiliated for securities and insurance law purposes beginning in August 1993.

STRATEGIC INITIATIVES

In addition to divesting its discontinued operations in 1993, the Company in the early 1990s took the following actions to streamline management, control costs and improve profitability. In 1990, the Company consolidated its five regional securities brokerage subsidiaries into a single firm focused mainly on its retail sales operations. Although profitability of the Company's securities brokerage operations was hurt in 1992 and 1993 by supplemental additions to legal reserves (mainly for litigation predating the 1990 consolidation), these operations settled certain significant litigation matters within established reserves in late 1993 and early 1994.

Since late 1991, the Company intensified its management of real estate-related investments due to adverse markets and recorded real estate-related reserves, writedowns and operating losses totaling in excess of $1 billion. The Company has implemented strategies to reduce its real estate-related investments. Effective January 1, 1993, the Company contributed the equity real estate joint venture interests it held with its largest (now former) joint venture partner to a master limited partnership with Lumbermens and its subsidiaries, which partnership in early 1994 acquired the former partner's equity interests. At December 31, 1993, the Company's real estate related-investments were 17.7 percent of its total invested assets and cash, down from a peak of 28.1 percent at September 30, 1991. The Company received net cash loan repayments of more than $275 million in December 1993 and $100 million in March 1994 in connection with the formations of a real estate mortgage investment conduit and a real estate investment trust, respectively.

In 1991, Kemper announced its parental guarantee of any future indebtedness of its life insurance subsidiaries. During 1992 and 1993, the Company purchased from its life insurance subsidiaries real estate-related assets for $639.4 million in cash. During 1991, 1992 and 1993, the Company also contributed $275.8 million to the capital of the life insurance subsidiaries. Focusing on their term life and variable annuity products, these subsidiaries also ceded approximately $900 million of fixed-rate annuity liabilities in reinsurance transaction effected in 1991 and 1992. In 1992 and 1993, the Company integrated the management and operations of its two life insurance subsidiaries. Further addressing the quality of the life companies' investment portfolios, the Company reduced holdings of below investment-grade securities (excluding real estate-related investments) from 22.0 percent of its total invested assets and cash at year-end 1990 to 2.7 percent at year-end 1993.

In 1992, the Company contributed its risk management operations to a partnership with Lumbermens. Lumbermens acquired these operations in their entirety in the 1993 exchange transaction.

Anticipating the $438 million reduction of Kemper's stockholders' equity from the acquisition of 17.4 million treasury shares in the 1993 exchange transaction, Kemper raised $260 million of equity capital through private placements of preferred stock in the second quarter of 1993. In addition, Kemper issued $29 million of common stock during 1993, as well as an aggregate of $42.6 million in 1992 and 1991. These amounts were in addition to $100 million of preferred stock sold to Lumbermens at year-end 1992.

In another private placement during 1993, Kemper raised $200 million of long-term debt, primarily to repay short-term debt incurred mainly to finance purchases of real estate-related assets from the Company's life insurance subsidiaries. In late 1993, in anticipation of the scheduled expiration of certain lines of credit, Kemper renegotiated with certain banks its committed but undrawn lines of credit totaling $325.0 million.

MANAGEMENT RESTRUCTURING

Under a reorganization of management structure commenced in late 1993, the Company is replacing reporting channels divided by subsidiary with reporting channels organized by function. Historically, each subsidiary generally acted as its own company with autonomous policies, procedures and priorities. The new management structure establishes five functional operating groups -- asset management, life insurance and annuities, sales and distribution, information and customer service, and real estate -- and four major staff groups -- finance, administration, legal and planning. The Company believes this configuration will encourage actions based on what would be best for the corporate whole, thereby making Kemper and its subsidiaries more competitive and more profitable.

The new unified management structure has not changed the Company's segmentation for reporting purposes, although management of components within each segment can differ and overlap. The asset management and life insurance and annuities operating groups produce, or "manufacture," the Company's financial and insurance products, which the sales and distribution operating group markets. The "manufacturing" groups roughly coincide with the respective asset management and life insurance segments, except that the sales and distribution (including marketing to distributors), information and customer service (including technology) and finance (including accounting) functions are managed under different executive vice presidents, and the other staff functions cross all segment and subsidiary lines of authority. The sales and distribution group includes most of the Company's securities brokerage segment, the life insurance segment's sales function and the asset management segment's sales company and its financial institutions distributor. The information and customer service group also includes the Company's securities clearing and mutual fund transfer agency functions. The real estate operating group manages the life insurance and real estate segments' real estate-related investments, utilizing the information and customer service operating function as well as the staff groups.

Certain of the above-described divestitures, initiatives and other actions and developments are further described by segment in the business descriptions in
ITEM 1(c) below and in Management's Discussion and Analysis which is incorporated by reference into ITEM 7 below from the Annual Report.

RECENT DEVELOPMENTS

On March 14, 1994, General Electric Capital Corporation ("GECC") announced an unsolicited proposal to acquire the outstanding common stock of Kemper for $55 per share. On March 17, 1994, the board of directors of Kemper rejected the bid, stating that the Company is not for sale at this time. On March 20, 1994, GECC requested a list of Kemper's stockholders. On March 24, 1994, GECC filed a preliminary proxy statement with the Securities and Exchange Commission in connection with GECC's solicitation of proxies to elect four of its nominees to the board of directors of Kemper. On March 28, 1994, Kemper filed its preliminary proxy statement, including therein Kemper's nominees for reelection to the board of directors, and mailed it to stockholders together with the Annual Report. See Part III of this Form 10-K.

In connection with GECC's announcement, on March 15, 1994, Moody's Investors Service placed "under review with direction uncertain" its Baa2 senior debt rating and Baa3 preferred stock rating of Kemper and its Baa1 financial strength ratings of both of the Company's life insurance subsidiaries; Standard & Poor's Corporation placed "on Credit Watch with 'developing' implications" its BBB senior debt rating and BB+ preferred stock rating of Kemper; and Duff & Phelps Credit Rating Co. placed "on Rating Watch -- Uncertain" Kemper's A- senior debt rating, Federal Kemper Life Assurance Company's AA- claims-paying ability rating and Kemper Investors Life Insurance Company's A+ claims-paying ability rating.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The following table shows the Company's net income (loss) by category over the last five years (in millions):

           NET INCOME (LOSS) BY CATEGORY                   1993          1992         1991          1990         1989
- ----------------------------------------------------     --------      --------      -------      --------      -------
Asset management....................................     $   99.1      $   88.3      $  85.0      $   58.1      $  59.2
Life insurance......................................         79.8         (25.5)        45.8          74.6         85.0
Securities brokerage................................         (3.7)        (38.4)         6.2        (181.7)        (4.6)
Real estate.........................................       (257.7)       (209.1)       (40.8)        (16.3)        (5.9)
Other operations and corporate......................        (18.8)        (30.0)       (20.2)         (4.5)        (9.7)
                                                         --------      --------      -------      --------      -------
  Total continuing operations.......................       (101.3)       (214.7)        76.1         (69.8)       124.0
Discontinued operations.............................        336.8          11.3        128.4          81.7        183.4
                                                         --------      --------      -------      --------      -------
  Total.............................................     $  235.5      $ (203.4)     $ 204.5      $   11.9      $ 307.4
                                                         --------      --------      -------      --------      -------
                                                         --------      --------      -------      --------      -------

The amounts of revenue, earnings (loss) from continuing operations, before income tax and cumulative effect of changes in accounting principles, and assets attributable to each of the Company's segments, as well as the other operations and corporate category, for the three years ended December 31, 1993 are set forth in the note, incorporated herein by reference, captioned "Segment information" of the Notes to Consolidated Financial Statements in the Annual Report. Certain selected financial information of the discontinued operations category is included in the note, incorporated herein by reference, captioned "Discontinued operations" of the Notes to Consolidated Financial Statements in the Annual Report.

(C) NARRATIVE DESCRIPTION OF BUSINESS AND GENERAL DEVELOPMENT OF SUBSIDIARIES.

REGULATION

The Company's asset management and securities brokerage subsidiaries, as investment advisers and broker-dealers, are generally subject to regulation by the Securities and Exchange Commission (the "SEC"), the Commodity Futures Trading Commission (the "CFTC"), the National Association of Securities Dealers, Inc. and/or the exchanges of which the firms are members, as well as the securities commissions of the states in which the firms are licensed to do business. The New York Stock Exchange, Inc. (the "NYSE") is the primary regulatory body for its member firms, including the Company's securities brokerage operations. These regulators are charged with assuring that the firms maintain adequate net capital and comply with a variety of approved sales practices and operational standards, and the regulators oversee the licensing, registration and/or approval of the firms' employees, representatives and, in some circumstances, owners. The regulators make periodic examinations and review annual, quarterly, monthly and other reports on the financial condition and operations, including market practices, of each individual firm. In addition, variable annuities offered and variable universal life products planned to be offered by one of the Company's life insurance subsidiaries, and the related separate accounts, are subject to regulation by the SEC.

The Company's two life insurance subsidiaries are generally subject to regulation and supervision by the insurance departments of Illinois, their domiciliary state, and the other jurisdictions in which the companies are licensed to do business. These departments enforce laws and regulations designed to assure that life insurance companies maintain adequate capital and surplus, manage investments according to prescribed character, standards and limitations and comply with a variety of operational standards. The departments also make periodic examinations of individual companies and review annual and other reports on the financial condition of each company operating within their respective jurisdictions. Regulations, which often vary from state to state, cover most aspects of the insurance business, including market practices, forms of policies and accounting and financial reporting procedures. In 1992, the National Association of Insurance Commissioners (the "NAIC") announced, and in 1993 Illinois adopted, risk-based capital requirements for life insurance companies. See "LIFE INSURANCE SEGMENT
- -- Risk-Based Capital" below. These requirements are not expected to have any material regulatory impact on the Company's life insurance subsidiaries.

Insurance holding company laws enacted in many states grant additional powers to state insurance commissioners to regulate acquisitions of and by domestic insurance companies, to require periodic disclosure of relevant information and to regulate certain transactions with related companies. These laws also impose prior approval requirements for certain transactions with affiliates and generally regulate dividend distributions by an insurance subsidiary to its holding company parent.

Broker-dealer risk assessment rules enacted in 1991 also relate to affiliate transactions. These rules provide for periodic reporting of certain relationships among, and financial information regarding, the Company's asset management and securities brokerage subsidiaries and certain of their affiliates.

The Company believes it is in compliance in all material respects with all applicable regulations. For information on regulatory and other dividend restrictions, see ITEM 5(c).

ASSET MANAGEMENT SEGMENT

The asset management segment primarily consists of Kemper Financial Services, Inc. ("KFS") and its subsidiaries, including INVEST Financial Corporation ("INVEST"), Kemper Asset Management Company and Kemper Service Company ("KSvC").

Kemper Financial Services, Inc.

KFS, founded in 1948, is incorporated in Delaware and is a registered investment adviser and broker-dealer. KFS and its subsidiaries manage mutual fund, insurance company and other institutional investment portfolios. Headquartered in Chicago, KFS is one of the largest asset managers in the country. The Company's share of the industry's total mutual fund sales in the United States was 1.0 percent in 1993, 2.3 percent in 1992 and 2.1 percent in 1991, based on Investment Company Institute ("ICI") data. A February 7, 1994 U.S. News and World Report article ranked the Kemper mutual fund family among the top 10 of the 28 largest fund families in the United States based on the magazine's proprietary index. At December 31, 1993 and 1992, assets under management by KFS and its subsidiaries totaled $69.3 billion. Of this amount, bond, stock and money market mutual fund assets accounted for $47.4 billion at December 31, 1993 and $48.1 billion at December 31, 1992. See the table, incorporated herein by reference, on page 23 of the Annual Report setting forth assets under management by category at December 31, 1993, 1992 and 1991.

Bond mutual fund assets under management increased $1.1 billion in 1993 after increasing $3.1 billion in 1992. The 1993 increase was primarily due to investment appreciation. The 1992 increase was primarily due to sales as certain investors sought to maintain both a level of security and higher returns, relative to money funds, in a low interest rate environment.

The interest rate environment also contributed to strong sales of stock mutual funds in 1993 and 1992. Stock mutual fund assets increased $1.0 billion in 1993 after increasing $1.9 billion in 1992. Sales of stock mutual funds in 1993 were down from record 1992 sales in part due to both investment performance in an environment generally adverse to KFS' growth stock orientation and the increased number of new competitor funds. Sales of stock mutual funds accounted for approximately 35 percent of the segment's total open-end mutual fund sales in 1993, compared with 32 percent in 1992 and 18 percent in 1991. Stock mutual fund assets as a percentage of the Company's total stock and bond mutual fund assets under management totaled 27 percent at December 31, 1993, up from 17 percent three years earlier.

Including its international mutual funds sold in the United States (see "Foreign Activities" below), the segment's total bond and stock mutual fund asset market share at December 31, 1993 was 2.19 percent of the United States marketplace, compared with 2.77 percent and 3.05 percent at December 31, 1992 and 1991, respectively, based on ICI data. The decreases reflected increasing competition from securities brokerage and advisory firms, as well as financial institutions, all emphasizing sales of their proprietary products. The 1993 decrease also reflected the loss of the contract to manage approximately $1.0 billion of assets (primarily no-load stock mutual funds) previously managed by Selected Financial Services, Inc., a KFS subsidiary. A new third-party manager of these funds was appointed effective May 1, 1993.

In 1993 and 1992, money market assets under management declined by $2.8 billion and $2.5 billion, respectively, in a low interest rate environment. Some of this amount was reinvested in the segment's other mutual funds, as KFS and its subsidiaries strive to have mutual funds for virtually every economic environment. The 1993 decrease also reflected the year-end loss of a $1.5 billion account withdrawn by a nonaffiliated broker. Money fund assets fell $7.3 billion in 1991, primarily reflecting the loss of KFS' then-largest nonaffiliated account which began managing its own assets. Based on ICI data, the Company's money fund assets under management represented a 2.18 percent share of the United States money fund marketplace at December 31, 1993, compared with 2.72 percent at year-end 1992 and 3.21 percent at year-end 1991. Of the $12.3 billion in money fund assets managed at December 31, 1993, $4.1 billion was in the Kemper Money Market Fund -- Money Market Portfolio, making it the 12th largest money fund in the country.

Chicago-based Kemper Asset Management Company and London-based Kemper Investment Management Company Limited manage most of the segment's institutional investment business. Investment advisory business accounted for $4.7 billion of assets under management at December 31, 1993 and $4.3 billion of assets under management at December 31, 1992. The Company is taking a number of steps to increase this business domestically and internationally. Sales efforts over the last few years have been targeted at both public sector retirement plans and investment management consultants.

For Kemper mutual fund customers in the qualified plan (401(k)) market, the Company also offers "KemFlex," a computerized account service system. KemFlex facilitates sales and servicing and is being successfully marketed mainly to employers with fewer than 1,000 employees.

The $69.3 billion in assets managed by KFS and its subsidiaries at December 31, 1993 included $9.8 billion of assets of Kemper affiliates and $7.4 billion of assets of KNIC and others. See the note, incorporated herein by reference, captioned "Related-party transactions" of the Notes to the Consolidated Financial Statements in the Annual Report.

INVEST Financial Corporation

INVEST was incorporated in Delaware in 1982. KFS owns approximately 95 percent of INVEST. Headquartered in Tampa, Florida, and licensed as a broker-dealer in 50 states, the District of Columbia and Puerto Rico, INVEST sells through registered representatives at more than 700 offices of banks, thrifts and credit unions nationwide. In each of the last three years, INVEST was the second largest distributor of KFS' mutual fund products and the largest single distributor of the annuity products of Kemper Investors Life Insurance Company ("KILICO"). In 1993, INVEST accounted for 19.0 percent of the revenue and $4.8 million of the net income of the asset management segment.

Kemper Service Company

KSvC was incorporated in Delaware in 1986. Located in Kansas City, Missouri, and at KFS' Chicago headquarters, KSvC and its subsidiary, Supervised Service Company, Inc., provide hardware, software and back-office administrative services, including transfer agent-related functions, for KFS' mutual fund business. In addition, KSvC provides certain computer service bureau functions, facilities and office and/or telecommunications services for the Company's asset management, securities brokerage, life insurance and real estate segments.

ASSET MANAGEMENT STRATEGIES

One of the segment's marketing strategies is to sell through diverse channels. Financial intermediaries market most of the segment's products, except for the Kemper Money Market Fund which KFS sells directly to the public. The major portion of the segment's 1993 and 1992 open-end mutual fund sales were through nonaffiliated regional and national securities brokerage firms, while financial institutions such as banks and thrifts, financial planners and other specialty distributors of financial products have accounted for increasing proportions of the segment's sales in recent years. INVEST and the Company's securities brokerage segment accounted for approximately 20.2 percent and 8.5 percent, respectively, of KFS' 1993 open-end mutual fund sales. See "SECURITIES BROKERAGE SEGMENT" below.

In recent years, certain of KFS' money market products have been marketed under distributors' private labels, with KFS specified as the manager. In early 1994, KFS announced plans to offer a new family of five funds, under the name Sterling Funds, through banks and other financial institutions. Like the use of INVEST, the Sterling Funds strategy is designed to take advantage of the increasing opportunities for sales of mutual funds through banks. The Company expects the primary market for the Sterling Funds family will be customers of small to medium size institutions which, unlike certain larger institutions, do not offer their own proprietary funds. In 1993, financial institutions accounted for approximately 27 percent of KFS' gross mutual fund sales.

Another key strategy is to offer an extensive array of mutual fund products. During 1993, KFS added a new spread load fund to its 12b-1 Kemper Investment Portfolios product and two stock and bond funds to its retirement fund series. As of March 1, 1994, KFS and its subsidiaries had open-end and closed-end mutual fund offerings representing 59 separate investment portfolios.

By mid-1994, KFS is planning to establish for many of its funds, subject to approval by the shareholders of such funds, a multiple class structure to provide fund shareholders with the choice of either (i) the traditional front-end load option, or (ii) a spread load (contingent deferred sales charge) fund charging annual 12b-1 distribution fees (certain of KFS' funds already provide a variation of this option), or (iii) a level load plan charging annual service and 12b-1 fees with no advance commission on the sale. Under this structure, KFS would be offering a broad product line with 21 stock and bond funds, each in three configurations, in place of 33 stock and bond funds currently offered. In addition, KFS would offer for qualifying investors (mainly institutions making large investments) a no-load and no distribution fee option. The Company believes the multiple class structure will, among other consequences, encourage additional investment in the funds and help maintain the competitive position of such funds in relation to other funds which offer or may offer such choices.

The Company strives to have competitive products for its customers' needs in any economic environment. In the recent low interest rate environment, KFS has been emphasizing its stock and bond mutual fund products to respond to investors' search for higher yields and real returns.

FOREIGN ACTIVITIES

Although business from outside the United States is not presently material to the segment's operations, internationalization is an emerging development affecting asset management business strategies. KFS entered the global marketplace in 1980 with the launching of the Kemper International Fund. At December 31, 1993, the segment's international products accounted for $1.3 billion in assets under management, compared with $1.3 billion at December 31, 1992 and $1.5 billion at December 31, 1991.

KFS is targeting U.S. investors' interest in foreign markets as well as overseas interest in U.S.-based investments. In 1994, KFS plans to launch the International 2004 Fund, a principal guarantee target maturity equity fund, to offer an international option complementing KFS' five domestic equity funds which feature principal guarantees.

In 1989, KFS' direct parent company, Kemper Financial Companies, Inc. ("KFC"), entered into a cooperative arrangement with Banco Santander, one of Spain's largest banks in terms of assets. Pursuant to the arrangement, KFC and the bank have jointly developed financial services business activities in the U.S. and Europe. In 1990, KFS and Banco Santander introduced the Growth Fund of Spain, a closed-end fund which invests in equity securities of Spanish companies. The fund was underwritten by a syndicate which included the Company's securities brokerage operations.

OTHER ASSET MANAGEMENT FACILITIES.

KFS owns 50 percent of IFTC Holdings, Inc., which wholly owns Investors Fiduciary Trust Company, a state-chartered trust company. KFS wholly owns Kemper International Management, Inc., a registered investment adviser, and Kemper Sales Company, which assists representatives distributing KFS' financial products and KILICO's annuity products. KFS owns 15.6 percent of Dimensional Fund Advisors, Inc., an investment management company offering quantitative or passive investment products to the tax-exempt institutional investment community.

COMPETITION

The Company's asset management operations compete with other asset managers, other brokerage and advisory firms that manage assets or produce financial products such as mutual funds similar to those produced by KFS, and other financial institutions such as banks, thrifts and insurance companies that market other types of investment products.

The Company stresses the relative size and balance between its production and distribution capabilities and emphasizes diversity among products, services and income sources. The Company focuses on increasing assets under management, controlling operational costs, establishing alternative distribution outlets and matching products and services with economic conditions. The segment increased advertising efforts in each of the last three years to enhance its competitive position.

The asset management industry is becoming increasingly competitive, with banks and securities brokerage firms offering proprietary products and with the proliferation of products being offered in the marketplace through multiple distribution channels. The numbers of competitors and their products have increased significantly for several years, as barriers to entry, such as capital requirements, are low relative to other regulated businesses. Individuals are also assuming greater control over their savings and retirement dollars and are placing greater emphasis on asset allocation and controlling risk. The Company has adopted certain business strategies to address these competition issues, such as brand name marketing emphasizing long-term investment performance, distribution through diversified channels, and cost control and improved service through internalization of its shareholder accounting system (scheduled for completion in late 1994).

EMPLOYEES

At December 31, 1993, KFS employed approximately 690 persons, and KSvC employed 1,040. INVEST has approximately 340 employees but also utilizes the services of approximately 1,200 registered representatives at subscribing banks, thrifts and credit unions.

LIFE INSURANCE SEGMENT

The Company's life insurance business, produced by Federal Kemper Life Assurance Company ("FKLA") and Kemper Investors Life Insurance Company ("KILICO"), primarily consists of a variety of term and interest-sensitive (mostly universal) life insurance products and fixed-rate and variable annuity contracts. Each company has emphasized different products and distribution methods. Both companies are licensed in the District of Columbia and all states except New York. In early 1992, the Company named a common chairman and chief executive officer for both FKLA and KILICO who is charged with increasing their efficiencies. During 1992 and 1993, the Company integrated the two life companies' operations and their strategic directions.

Changing marketplace dynamics affected the life insurance industry over the last three years. To accommodate customers' increased preference for safety over higher yields, the Company reduced investment risk and strengthened the capital position of the life insurance segment. Investments are an integral part of the Company's life insurance business. See the discussion captioned "Investments," incorporated herein by reference, on pages 29 through 36 of the Annual Report.

For life insurance sales by product, see the table, incorporated herein by reference, on page 26 of the Annual Report. Life insurance sales include both new and renewal net premiums written for term and ordinary life products as well as deposits received on certain long-duration contracts such as annuity and interest-sensitive life products.

The segment's total life insurance in-force grew to $91.3 billion at December 31, 1993, compared with $84.2 billion and $73.4 billion at year-end 1992 and 1991, respectively. The segment issued new life insurance business in 1993 of $17.5 billion in face amount, down from $21.5 billion in 1992, due in part to competitive conditions. The decreases of $250.5 million in 1993 and $147.4 million in 1992 in general account (fixed-rate annuity) sales reflected the segment's continuing strategy to direct its sales efforts toward separate account (variable annuity) products, which pose minimal investment risk for the Company and increase administrative fees earned.

The following table shows selected relative contributions of FKLA and KILICO to the life insurance segment for the three years ended December 31, 1993 (in millions):

                                         SALES                REVENUE            INVESTED ASSETS         INSURANCE IN-FORCE
                                   ------------------    ------------------    --------------------    -----------------------
                                    FKLA      KILICO      FKLA      KILICO       FKLA       KILICO        FKLA         KILICO
                                   -------    -------    -------    -------    --------    --------    -----------    --------
1993............................   $ 308.1    $ 510.0    $ 388.4    $ 338.1    $2,563.7    $5,373.2    $  89,614.3    $1,732.9
1992............................     360.5      716.5      334.8      353.6     2,418.7     5,021.5       82,428.7     1,794.4
1991............................     372.2      679.2      343.2      404.6     2,139.0     5,286.1       71,581.5     1,847.8

Federal Kemper Life Assurance Company

FKLA, founded in 1905, is incorporated under the insurance laws of Illinois. FKLA markets a selected range of life insurance and annuity products primarily through independent general agents and brokerage general agents.

In 1993, term and ordinary life products together accounted for 49.7 percent of FKLA's sales, and interest-sensitive life products accounted for 25.0 percent. The face value of its term, ordinary and interest-sensitive life insurance sold in 1993 was $17.5 billion, compared with $21.5 billion in 1992 and $26.5 billion in 1991. FKLA's total life insurance in-force at December 31, 1993 rose to $89.6 billion from $82.4 billion at year-end 1992 and from $71.6 billion at year-end 1991 after taking into account lapses (nonrenewals) of $8.8 billion in 1993, $9.1 billion in 1992 and $10.0 billion in 1991.

Although the persistency of interest-sensitive life products suffered in each of the last three years in large part due to a declining interest rate environment and asset quality issues, persistency on term and ordinary life products in recent years was helped in part by a tightening of agency requirements (further described below) and a shift over the past few years to marketing term products with level premiums and longer premium guarantees. The NAIC, however, has proposed a model regulation which would require higher reserves on policies with longer premium guarantees. If the regulation is adopted in its present form, it would not apply to policies issued prior to its effective date, such date would be no earlier than 1995, and in response, the Company and the industry would likely market products with shorter premium guarantees.

To help increase sales and profitability, FKLA continues to design new life insurance products. In 1993 and 1992, most of FKLA's new sales came from Kemper Certain-T and Kemper Super-T, two low-cost term life insurance products offering ten-and 15-year premium guarantees, and from Kemper CVT (Cash Value Term), a flexible premium, adjustable, universal life insurance policy offering term-like premiums guaranteed to remain level for the first 20 policy years. In 1993, FKLA lowered the minimum face amount (policy size) requirements on these products to make them more affordable for more customers as well as including an accelerated death benefit rider for policy holders.

For its mortality-based products, FKLA establishes a measure of protection through careful underwriting and reinsurance arrangements. The Company believes FKLA's normal underwriting and reserving practices take into account all known mortality risks, including the acquired immune deficiency syndrome (AIDS). Virtually all new applicants for FKLA's mortality-based policies are tested for the AIDS virus, and the majority of FKLA's in-force business has been tested.

In recent years, FKLA has tightened agency requirements, reducing the number of general agents while increasing sales through these larger, more consistent producers. In addition, FKLA increasingly utilizes other marketing organizations such as agents associated with financial institutions, securities brokerage firms and property-casualty insurance agencies. FKLA has also developed marketing arrangements with other life insurance companies that do not participate in the low-cost term marketplace. Such arrangements help FKLA increase sales by allowing other companies to market its products.

Most of the preceding distribution channels also handle FKLA's annuity products. Annuities accounted for 25.3 percent of FKLA's 1993 sales, 38.0 percent of its 1992 sales and 43.8 percent of its 1991 sales. Annuities also accounted for approximately $1.3 billion of FKLA's invested assets at both December 31, 1993 and 1992. FKLA has sold its annuity products primarily through its general agency force. FKLA has expanded its presence in the bank and thrift market with annuity products designed to compete with certificates of deposit. In recent years, FKLA also enhanced its annuity line to focus on sales of products to school districts and municipalities. The Company is planning to enlarge its life insurance companies' distribution to this and other marketplaces by utilizing relationships established by its securities brokerage operations.

In addition to developing innovative, low-cost products, FKLA utilizes advanced computer systems to provide quality service while keeping expenses at a minimum. For many years, FKLA has utilized a "team underwriting" approach. By organizing its underwriters and related personnel into small work groups that make extensive use of systems technology, FKLA has developed what it believes is a significant cost advantage in the life insurance marketplace. FKLA also captures policy information electronically at its source (the producer) and makes it available to various parties in the process of underwriting and handling the life insurance business.

Kemper Investors Life Insurance Company

KILICO, founded in 1947, is incorporated under the insurance laws of Illinois. KILICO's lines of insurance and annuity products complement the offerings of the Company's asset management segment. KILICO offers both individual fixed-rate (general account) and individual and group variable (separate account) annuity contracts, as well as individual universal life and variable life insurance products, through various channels. Financial institutions, nonaffiliated and affiliated securities brokerage firms, insurance agents and financial planners are important distribution channels for KILICO products.

Annuities accounted for approximately 99 percent of KILICO's sales in recent years. KILICO's annuities generally have disappearing surrender charges that are a specified percentage of policy values and decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes. KILICO's separate account assets totaled $1.50 billion at December 31, 1993 and $1.14 billion at December 31, 1992.

In the recent low interest rate environment, and to reduce its exposure to investment risk, KILICO is placing more emphasis on marketing its separate account products. Unlike fixed-rate annuity business where KILICO manages spread revenue, variable annuities pose minimal investment risk for KILICO and increase administrative fee revenue. KILICO's sales of its separate account annuities were $263.7 million in 1993, after having risen 142.2 percent to $275.9 million in 1992 from $113.9 million in 1991. In 1992, KILICO introduced Kemper PASSPORT, a variable and market value adjusted annuity featuring a choice of investment portfolios, an increasing estate benefit, tax-free transfers and a selection of guaranteed rates for a variety of terms. The January 1994 Money magazine ranked a KILICO variable annuity, Kemper Advantage III, ninth of the top 20 variable annuities based on, among other factors, returns and fees. Separate account annuities represented 51.7 percent of KILICO's total sales in 1993, compared with 38.5 percent in 1992 and 16.8 percent in 1991.

The drop in interest rates and certain strategic reductions in crediting rates lowered general account annuity sales for KILICO in the last three years. KILICO's sales also were hurt by fixed-rate annuity buyers' focus on investment risk. General account annuities represented $244.2 million, or 47.9 percent, of KILICO's total sales in 1993, compared with $435.6 million, or 60.8 percent, in 1992, and $557.2 million, or 82.0 percent, in 1991.

KILICO's sales of interest-sensitive life products decreased again in 1993, to $2.0 million, from $5.0 million in 1992 and $8.0 million in 1991, for the same reasons its sales of general account annuities declined. Overall, sales of interest-sensitive life products represented less than 1 percent of KILICO's total sales in 1993, 1992 and 1991.

KILICO maintains a broad product selection designed to appeal to annuity and life insurance policyholders in diverse economic environments. KILICO structures its products to offer guaranteed returns, investment opportunities or a combination of both to help policyholders meet multiple insurance and financial objectives.

Cost control is another key business strategy. KILICO is using enhanced software and benefiting from the integration of its operations with those of FKLA. Under the Company's management restructuring announced in late 1993, KILICO and FKLA are further coordinating their distribution functions with the capabilities of the securities brokerage and asset management segments.

NAIC RATIOS

The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges".

Based on statutory financial data as of December 31, 1993, FKLA had one ratio and KILICO had five ratios outside the usual ranges. FKLA's adequacy of investment income ratio was adversely affected by lower investment income. KILICO's net change in capital and surplus as well as its net gain to total income ratios were adversely affected by realized investment losses. See the discussion captioned "Investments," incorporated herein by reference, on pages 29 through 36 of the Annual Report. KILICO's change in premium, change in product mix and change in reserving ratios reflected its strategic reductions of general account business, including the below-described fixed-annuity reinsurance transactions. Other than certain states requesting quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to FKLA's or KILICO's IRIS ratios for 1993 or earlier years.

RISK-BASED CAPITAL

In the early 1990's, reflecting a recessionary environment and the insolvencies of a few large life insurance companies, both state and federal legislators have increased scrutiny of the existing insurance regulatory framework. While various initiatives, such as a new model investment law, are being considered for future implementation by the NAIC, it is not presently possible to predict the future impact of potential regulatory changes on the Company.

Under asset adequacy and risk-based capital rules adopted in 1993 in Illinois (the domiciliary state of the Company's life insurance subsidiaries), state regulators may mandate remedial action for inadequately reserved or inadequately capitalized companies. The new asset adequacy rules are designed to assure that reserves and assets are adequate to cover liabilities under a variety of economic scenarios. The focus of the new capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. FKLA and KILICO have reserves and capital levels exceeding any which would mandate action under the new rules.

RESERVES AND REINSURANCE

The following table provides a breakdown of the Company's reserves for life policy benefits by product type at December 31, 1993, 1992 and 1991 (in millions):

                                                                             1993          1992          1991
                                                                           --------      --------      --------
General account annuities..............................................    $5,508.9      $5,446.7      $5,627.4
Life insurance:
  Interest-sensitive...................................................     1,628.3       1,619.4       1,552.5
  Term and other.......................................................       243.6         270.9         203.4
Ceded life policy benefits.............................................       836.0            --            --
                                                                           --------      --------      --------
     Total.............................................................    $8,216.8      $7,337.0      $7,383.3
                                                                           --------      --------      --------
                                                                           --------      --------      --------

Ceded life policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions in which KILICO reinsured liabilities of approximately $500 million in 1992 and $400 million in 1991 with Fidelity Life Association ("FLA"), an affiliated mutual insurance company. FLA shares management, operations and employees with FKLA and KILICO, but produces separate life insurance and annuity products, including whole life policies not produced by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 1993, KILICO's reinsurance recoverable from FLA related to these coinsurance transactions totaled approximately $746 million. KILICO remains primarily liable to its policyholders for this amount. Utilizing FKLA's employees, KILICO is the servicing company for this coinsured business and is reimbursed by FLA for the related servicing expenses. Excluding this coinsurance, KILICO, because it is primarily an annuity company, reinsures only a very limited portion of its business. KILICO has immaterial exposure to mortality losses.

FKLA's maximum retention on any single mortality policy risk is $300 thousand. FLA is one of FKLA's primary reinsurers of mortality coverages written by FKLA prior to 1992. In 1992, FKLA began to reinsure risks over FKLA's retention limits with nonaffiliated insurers. At December 31, 1993, FKLA's reinsurance recoverable from FLA for its mortality reinsurance totaled approximately $48 million. FKLA remains primarily liable to its policyholders for the face amount of its reinsured mortality coverages. See the note, incorporated herein by reference, captioned "Reinsurance" of the Notes to the Consolidated Financial Statements in the Annual Report.

COMPETITION

The life insurance subsidiaries are in a highly competitive business and compete with a large number of other stock and mutual life insurance companies, many of which are larger financially, although none is truly dominant in the industry. FKLA primarily competes in the low-cost mortality products marketplace, although annuities have constituted a sizable portion of FKLA's sales and profits in recent years. KILICO, with its emphasis on annuity products, competes for savings dollars in many of the same marketplaces as KFS, which has complementary products. See "ASSET MANAGEMENT SEGMENT--Competition" above in this ITEM 1(c). Like KFS and the Company's securities brokerage operations, KILICO is wholly owned by KFC, which in turn was approximately 96 percent owned by Kemper on a fully converted basis at December 31, 1993.

The life insurance companies' principal methods of competition continue to be innovative products, often designed for selected distribution channels and economic conditions, as well as appropriate product pricing, careful underwriting, expense control and the quality of services provided to policyholders and agents. Certain of their financial strength ratings and claims-paying/performance ratings, however, were lower in 1993 than in earlier years and impacted sales efforts in certain markets.

To address its competition, the segment has adopted certain business strategies. These include additional reductions of real estate-related assets; continued focus on existing and new term and variable annuity products; distribution through diversified channels, with new emphasis on financial institutions and the Company's securities brokerage operations' retail base; and ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology.

RANKINGS AND RATINGS

FKLA ranked 13th in ordinary life insurance issued and 19th in ordinary life insurance in-force at year-end 1992 of the 135 U.S. life insurance companies reported in the June 21, 1993 Best's Insurance Management Reports--Life/Health. According to Best's Agents Guide to Life Insurance Companies, 1993, as of December 31, 1992, FKLA and KILICO, respectively, were ranked 104th and 54th of 1,370 life insurers by admitted assets; 35th and 442nd of 1,239 by insurance in-force; and 156th and 220th of 1,299 by net premiums written.

A.M. Best Company, an industry analyst, has assigned an A- ("Excellent") rating to both FKLA and KILICO (lowered from A during 1993); Moody's Investors Service has assigned an insurance financial strength rating of Baa1 ("adequate") to both companies (unchanged in 1993); and Duff & Phelps Credit Rating Co. has assigned claims-paying ability ratings of AA- ("very high") to FKLA and A+ ("high") to KILICO (lowered from AAA and AA, respectively, during 1993). See "Recent Developments" in ITEM 1(a) of this Form 10-K.

EMPLOYEES

At December 31, 1993, FKLA had approximately 390 employees, which it shares with KILICO and FLA.

SECURITIES BROKERAGE SEGMENT

The Company's securities brokerage business chiefly consists of retail brokerage (sales, consulting and research) and also includes institutional brokerage, investment banking and securities underwriting services. Services are provided to individuals and institutions primarily by Kemper Securities, Inc. ("KSI"), which commenced operations in the third quarter of 1990 as Kemper Securities Group, Inc. upon the merger and restructuring of the Company's five regional securities brokerage operations: Bateman Eichler, Hill Richards, based in California; Blunt Ellis & Loewi, Milwaukee; Boettcher & Company, Denver; Lovett Underwood Neuhaus & Webb, Houston; and Prescott, Ball & Turben, Cleveland and New York. The unified firm adopted its present name in July 1992, retiring the names of its five divisions at that time. KSI can trace its foundations back to 1910.

Kemper Securities, Inc.

Based in Chicago and incorporated in Delaware, KSI is a NYSE member firm licensed as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia. KSI is also a registered investment adviser. KSI is one of the largest distributors of KFS' mutual fund products. KSI is primarily retail oriented, as more than 80 percent of its revenue in each of the last three years was from retail sales operations. KSI's operations, however, maintain a measure of diversification in the areas of investment banking, municipal finance and institutional sales.

In addition to tracking certain widely followed companies, KSI's equity and fixed-income research analysts follow certain local companies not usually covered by other large brokerage firms. KSI's regional focus is marketed to those investors who may prefer to invest in companies in their own communities. This focus also serves KSI in providing investment banking services to selected financial institutions and local governments. The Company believes KSI enjoys close, value-added relationships with its customers.

According to the Securities Industry Yearbook 1993-1994, published by the Securities Industry Association, KSI ranked tenth nationwide by number (164) of offices, tenth by number (1,475) of retail investment consultants (registered representatives), twelfth by total number (1,565) of retail and institutional investment consultants and fifteenth by number (4,260) of employees (including employees of KSI subsidiaries) at year-end 1992.

At December 31, 1993, KSI had 161 offices and a total of 1,321 investment consultants. The Company believes the number of investment consultants decreased in 1993 primarily due to rumors that KSI was for sale. In 1993, the Company reinforced, through public statements, compensation arrangements and its new management structure, its commitment to KSI as a core distributor of the Company's financial and insurance products. A 14 percent increase in commission revenue per investment consultant in 1993, compared with 1992, offset the reduced number of consultants. KSI was able to improve profitability in 1993 because of continued participation in strong markets, the increased productivity of investment consultants, ongoing focus on KSI's core retail business and a cost reduction program. That program included substantial reductions in staff, as the segment ended the year with 460, or 11 percent, fewer employees than at the beginning of 1993.

In 1993 and 1992, KSI incurred net losses due to several factors including litigation-related expenses. See the discussion captioned "Securities brokerage," incorporated herein by reference, on pages 26 and 27 of the Annual Report. Reflecting improved markets and expense savings from the 1990 KSI restructuring, the securities brokerage operations returned to profitability in 1991 for the first time since the bull market of 1986. KSI exited the risk arbitrage business in late 1990 and reduced its inventory positions to minimize exposure to trading losses.

Beginning in the mid to late 1980s, the Company implemented certain programs for cost control and joint efficiencies, including utilization of a joint clearing operation, Kemper Clearing Corp. ("KCC"), and data processing support through Beta Systems Inc.("Beta"). KCC is a subsidiary, and Beta is a sister company, of KSI. KSI has an objective of shifting as much as possible from fixed to variable expenses which rise and fall with volumes of business, especially market volume. Such steps are designed to reduce the volatility of the securities firm's earnings.

Kemper Clearing Corp.

KCC was incorporated in Delaware in 1984. A NYSE member firm, KCC is based in Milwaukee and also has a presence in New York. KCC executes and clears trades of securities and commodities for KSI and INVEST. KCC also provides selected services to certain unaffiliated firms. KCC accounted for $10 million of the 1993 revenue of the securities brokerage segment. The clearing and administrative functions of KCC improve efficiencies for the Company and services for the firms' customers.

Beta Systems Inc.

Beta licenses software and provides data processing services to affiliated and nonaffiliated securities firms on a service bureau basis. This company also markets an on-line service, BETAQUOTE, which combines real time quote data with customer account information. Beta accounted for $14 million of the 1993 revenue of the securities brokerage segment.

COMPETITION

KSI is in a highly competitive business and competes with a large number of other brokerage firms, many having greater financial resources. Some are national firms offering products competing with those of KFS as well as providing securities brokerage, investment banking and other financial services. Other competitors include brokerage firms that sell primarily to financial institution customers as well as financial institutions that increasingly offer proprietary products such as mutual funds through brokerage subsidiaries. The Company's subsidiaries in the securities brokerage segment compete using innovative products, appropriate pricing and quality service to customers. The segment is also focusing on its retail business strength.

EMPLOYEES

At December 31, 1993, KSI employed approximately 3,170 persons, KCC 480 persons and Beta 150 persons.

REAL ESTATE SEGMENT

Subsidiaries within this segment were part of the Company's other operations and corporate category in 1992 and 1991 before being reclassified to this segment when it was established in 1993. In addition, certain of the Company's equity investments in real estate were accounted for in the insurance company subsidiaries before the equity was transferred to the Company's real estate subsidiaries in mid-1992. This segment also includes virtually all of the Company's 50 percent ownership interest in a master limited partnership (the "MLP") between subsidiaries of the Company and subsidiaries of Lumbermens as well as 50 percent of Kemper Real Estate Management Company ("KREMCO"). See the discussion captioned "Real estate," incorporated herein by reference, on page 28 of the Annual Report.

REAL ESTATE SUBSIDIARIES

The Company's real estate subsidiaries include Kemper Portfolio Corp., which is wholly owned by Kemper ("KPC"); KPC's wholly owned subsidiary, FKLA Realty Corporation ("FKLA Realty"); KFC Portfolio Corp., which is wholly owned by KFC ("KFCPC," which, together with KPC, is referred to below as the "portfolio companies"); and KFCPC's wholly owned subsidiaries, KILICO Realty Corporation ("KILICO Realty"), Kemper/Cymrot, Inc. and Kemper Real Estate, Inc. (which three subsidiaries, together with FKLA Realty, are referred to below as the "realty companies"). The realty companies act as general or limited partners in various joint ventures. The majority of the Company's real estate loans are on properties or projects where subsidiaries of Kemper or Lumbermens have taken ownership positions with a small number of partners.

Historically, these properties or projects have been managed by the partners' organizations, and most are still so managed today. The Company, however, has intensified its management of real estate over the last two years. Also, in the third quarter of 1992, the Company formed KREMCO, and KREMCO then assumed management of the properties in which the Company, Lumbermens or their respective affiliates shared interests with Peter B. Bedford or his affiliates. These properties are located primarily in the Pacific region of the United States. In connection with the agreement to form the MLP, Lumbermens acquired 50 percent of KREMCO from the Company in March 1993.

During 1993 and 1992, the Company contributed $639.4 million in cash to the capital of its portfolio companies, which then acquired from the Company's insurance subsidiaries most of the Company's equity interests in real estate and subordinated real estate loans. Given the subordination of such loans to the Company's life insurance segment's loans and the recourse to the realty companies of loans held by the insurance companies, the real estate segment recorded most of the Company's 1993 and 1992 provisions for real estate-related losses. Given its equity ownership, the segment also recorded most of the real estate operating losses. For additional real estate disclosures, see the discussion captioned "Investments," incorporated herein by reference, on pages 29 through 36 of the Annual Report, and see the notes, also incorporated herein by reference, captioned "Summary of significant accounting policies--Invested assets and related income," "Related party transactions," "Invested assets and related income ," "Unconsolidated investees," "Concentration of credit risk" and "Financial instruments--off-balance-sheet risk" of the Notes to the Consolidated Financial Statements in the Annual Report.

EMPLOYEES

At December 31, 1993, KREMCO had approximately 200 employees, and the Company's real estate personnel included approximately 70 employees of KFS.

OTHER OPERATIONS AND CORPORATE CATEGORY

This category primarily consists of holding company overhead. The other operations and corporate category also included a 30-person, New York-based investment banking firm, Peers & Co., until its sale to a third party in March 1993.

EMPLOYEES

At December 31, 1993, Kemper had approximately 75 holding company employees.

(D) FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

The foreign operations of the Company are not material to its overall results.

ITEM 2. PROPERTIES

As set forth below, Kemper Corporation and certain of its subsidiaries have both capital leases, for which the financial commitments are not material, and operating leases. For its holding company headquarters, Kemper Corporation leases from Lumbermens 32,000 sq. ft. in Long Grove, Illinois. See the two notes, incorporated herein by reference, captioned "Related-party transactions" and "Commitments and contingent liabilities" of the Notes to Consolidated Financial Statements in the Annual Report. The Company believes its current and planned facilities are adequate for its present needs.

ASSET MANAGEMENT SEGMENT

KFS leases 530,000 sq. ft. of office space in Chicago, Illinois. Most of this space is leased through December 31, 1996, with renewal options. KFS is exploring the possibility of leasing replacement office space in Chicago beginning in 1995 or 1996. KSvC leases 230,000 sq. ft. in Kansas City, Missouri. INVEST leases 38,500 sq. ft. in Tampa, Florida. The companies comprising this segment also rent office space in various other locations from which they transact business.

LIFE INSURANCE SEGMENT

FKLA and KILICO lease from Lumbermens 72,000 sq. ft. of office space in Long Grove, Illinois. KILICO also utilizes certain space leased by KFS in Chicago.

SECURITIES BROKERAGE SEGMENT

For its office space, KSI leases 277,000 sq. ft. in two locations in Chicago, Illinois; 153,000 sq. ft. in one location in Denver, Colorado; 115,000 sq. ft. in one location in Houston, Texas; 49,000 sq. ft. in one location in Cleveland, Ohio; 30,000 sq. ft. in one location in Los Angeles, California; 118,000 sq. ft. in two locations in Milwaukee, Wisconsin; 38,000 sq. ft. in two locations in New York City; and 709,000 sq. ft. in 139 other locations nationwide. KSI owns a 90,000 sq. ft. building in Cleveland, Ohio. Beta leases 44,000 sq. ft. in Milwaukee. KCC leases 24,000 sq. ft. in New York City.

REAL ESTATE SEGMENT

The real estate subsidiaries utilize KFS' facilities in Chicago. KREMCO leases 45,000 sq. ft. from MLP ventures and 30,000 sq. ft. from unrelated parties in the various locations from which it does business.

(All sq. ft. figures in this ITEM 2 are approximate.)

ITEM 3. LEGAL PROCEEDINGS

In the fourth quarter of 1992, the SEC issued a formal order of private investigation authorizing the SEC staff to investigate the Company's real estate-related accounting and disclosure practices since January 1, 1989. This investigation is an outgrowth of the earlier informal inquiry that the Company previously disclosed. The Company continues to cooperate with the staff as the investigation proceeds. The staff has not advised the Company whether it intends to recommend that the SEC authorize an enforcement action against the Company, and the Company does not know whether any such action will ultimately result.

ASSET MANAGEMENT

In August 1993, a class action styled Tabankin, et al. v. Kemper Short-Term Global Income Fund, et al. was filed in federal court in the Northern District of Illinois on behalf of various investors in the Kemper Short-Term Global Income Fund during the period from October 29, 1990 to December 31, 1992, and in the Short-Term Global Income Portfolio of Kemper Investment Portfolios (collectively with the Global Income Fund, the "Funds") during the period from February 1, 1991 to December 31, 1992. The complaint alleges violations of various federal securities laws and common law fraud based on alleged material misstatements or omissions concerning the investment strategies of the Funds arising out of declines in the share price (net asset value) of the Funds when the value of the U.S. dollar rose against a number of European currencies in the aftermath of the rejection of the Maastricht Treaty, the collapse of the Exchange Rate Mechanism, and the resulting devaluation of European currencies in the fall of 1992. Plaintiffs' claim for damages is unspecified.

In January 1994, the defendants' motion to dismiss was granted and judgment entered with a memorandum opinion finding, among other things, that the Funds' prospectuses adequately disclosed both the risks associated with the Funds' investment strategies and the risks to net asset value which could arise from currency devaluations. Plaintiffs moved for leave to file an amended complaint. In March 1994, the district court granted plaintiffs' motion. The Company believes it has meritorious defenses and intends to vigorously defend this class action.

SECURITIES BROKERAGE

In December 1993, a federal district court in Portland, Oregon entered judgment on a May 1993 jury verdict against Boettcher & Company, a predecessor firm of KSI, in a class action lawsuit filed in 1988 by persons who purchased securities of Melridge, Inc. between November 1983 and 1987. If upheld on appeal, the judgment could result in liability of up to approximately $57 million, depending on various factors including the amount of written claims actually filed by class members, exclusive of any interest and attorneys' fees that may be awarded on certain claims. In its verdict, the jury found Boettcher 30 percent at fault for violations of federal and state securities laws in connection with certain public offerings of Melridge common stock and convertible debentures in the mid-1990, as well as secondary market transactions in both securities. Certain former Melridge executives were found 30 percent at fault for the violations, and other defendants who had settled with the plaintiffs were found 40 percent at fault. KSI has appealed the judgment and intends to vigorously pursue all available legal remedies.

In the opinion of the Company's management, based on the advice of legal counsel, the resolution of the preceding and other pending legal proceedings is not expected to have a material adverse effect on the Company and its subsidiaries taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1993, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
AS OF MARCH 30, 1994

KEMPER CORPORATION

                                          OFFICER                    PRINCIPAL BUSINESS EXPERIENCE
       NAME, AGE AND POSITION              SINCE                        DURING PAST FIVE YEARS
- ----------------------------------------------------------------------------------------------------------------
David B. Mathis (55)                1989               Chairman of the Board and Chief Executive Officer from
Chairman of the Board,                                 February 1992; prior thereto, President until September
Chief Executive Officer                                1992 from May 1990 and Chief Operating Officer until
and Director                                           February 1992 from May 1990; prior thereto, Executive
                                                       Vice President. Chairman of the Board and Chief Executive
                                                       Officer of Kemper Reinsurance Company until March 1990.
- ------------------------------------
Stephen B. Timbers (49)             1991               President and Chief Operating Officer since September
President, Chief Operating Officer                     1992; prior thereto, Chief Investment Officer until May
and Director                                           1993 from May 1991. Also Senior Executive Vice President
                                                       of KFS and Chief Investment Officer of KFS until November
                                                       1993 from March 1990; prior thereto, Executive Vice
                                                       President and Chief Investment Officer of KFS.
- ------------------------------------
John H. Fitzpatrick (37)            1986               Executive Vice President and Chief Financial Officer from
Executive Vice President,                              May 1993; prior thereto, Senior Vice President and Chief
Chief Financial Officer                                Financial Officer from May 1990; prior thereto, Vice
and Director                                           President. Also Executive Vice President and Chief
                                                       Financial Officer of KFC from January 1994.
- ------------------------------------
Charles M. Kierscht (54)            1993               Executive Vice President from May 1993. Also Chairman of
Executive Vice President                               the Board, President and Chief Executive Officer of KFC
and Director                                           and KFS from July 1991; prior thereto, Executive Vice
                                                       President of KFC and President and Chief Operating
                                                       Officer of KFS. Chairman and Chief Executive Officer of
                                                       KILICO until February 1992 from July 1991; prior thereto,
                                                       Chairman of KILICO from March 1990.
- ------------------------------------
James R. Boris (49)                 1994               Executive Vice President from January 1994. Also Chairman
Executive Vice President                               of the Board and Chief Executive Officer of both Kemper
                                                       Securities Holdings, Inc. and Kemper Securities, Inc.
                                                       from January 1990. Also Executive Vice President of KFC
                                                       since March 1990. Chairman of the Board and Chief
                                                       Executive Officer of INVEST until July 1991.
- ------------------------------------
Robert T. Jackson (48)              1994               Executive Vice President from January 1994; prior
Executive Vice President                               thereto, Senior Vice President from May 1991. Also
                                                       Executive Vice President of KFC from January 1994; prior
                                                       thereto, Senior Vice President of KFC from May 1990;
                                                       prior thereto, Vice President of KFC. Treasurer and Chief
                                                       Financial Officer of KFC until January 1994. Also Senior
                                                       Executive Vice President of KFS from March 1990; Chief
                                                       Financial Officer of KFS until January 1994. Executive
                                                       Vice President and Chief Financial Officer of KILICO
                                                       until May 1992.
- ------------------------------------
John B. Scott (49)                  1994               Executive Vice President from January 1994. Chairman of
Executive Vice President                               the Board, President and Chief Executive Officer of FKLA
                                                       and FLA. Also Chairman and Chief Executive Officer of
                                                       KILICO from February 1992 and President from November
                                                       1993. Also Executive Vice President of KFC from January
                                                       1994.
- ------------------------------------
Alan J. Baltz (57)                  1990               Senior Vice President from May 1990; prior thereto,
Senior Vice President                                  Controller of Lumbermens.
- ------------------------------------
Kathleen A. Gallichio (39)          1990               Senior Vice President, General Counsel and Corporate
Senior Vice President,                                 Secretary from January 1994; prior thereto, General
General Counsel                                        Counsel and Corporate Secretary from May 1991; prior
and Corporate Secretary                                thereto, Corporate Counsel and Corporate Secretary from
                                                       May 1990; prior thereto, Assistant General Counsel of
                                                       Lumbermens.
- ------------------------------------
Joseph R. Sitar (48)                1994               Senior Vice President and Chief Accounting Officer from
Senior Vice President                                  January 1994; also Chief Accounting Officer of KFC from
and Chief Accounting Officer                           January 1994; prior thereto, Vice President and
                                                       Comptroller of American Life Insurance Company from
                                                       October 1989; prior thereto, Deputy Controller of
                                                       American International Group, Inc.
- ------------------------------------
John W. Burns (42)                  1986               Treasurer from May 1990; prior thereto, Assistant
Treasurer                                              Treasurer. Also Treasurer of KFC since January 1994;
                                                       prior thereto, Chief Accounting Officer of KFC since
                                                       January 1993. Treasurer of Lumbermens until May 1990.
- ------------------------------------

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

(A) The common stock ($5 par value) of Kemper Corporation is traded on the New York Stock Exchange under the symbol KEM. The following table shows the range of high and low sales prices for each quarterly period during 1993 and 1992:

                                                                                1993                    1992
                                                                         ------------------      ------------------
                                                                          HIGH        LOW         HIGH        LOW
                                                                         ------      ------      ------      ------
4th Quarter.........................................................     $41 5/8     $33 1/8     $30 1/8     $21 1/2
3rd Quarter.........................................................     42 1/4      32 7/8      27 1/4      20 3/4
2nd Quarter.........................................................     42 3/4      32 1/4      30 7/8      23 1/4
1st Quarter.........................................................         43      26 1/8      46 1/8      30 3/4

(B) At March 1, 1994, there were approximately 12,700 holders of record of Kemper Corporation common stock. This number includes approximately 6,500 persons who hold shares only through the Kemper Corporation Dividend Reinvestment and Stock Purchase Plan.

(C) Kemper Corporation has paid quarterly cash dividends on its common stock since 1968. The annual dividend paid in each of 1993 and 1992 was $.92 per share, or $.23 per quarter.

RESTRICTIONS ON DIVIDENDS

The Second Restated Certificate of Incorporation, as amended, of Kemper Corporation restricts its ability to pay cash dividends on its common stock by requiring the prior payment of all cumulative and current cash dividends on the outstanding shares of its preferred stock. See the note, incorporated herein by reference, captioned "Preferred stock" of the Notes to Consolidated Financial Statements in the Annual Report.

As a Delaware corporation, Kemper Corporation may only declare and pay dividends from its surplus or from its net profits for the fiscal year in which the dividends are declared and/or the preceding year.

Dividend distributions to stockholders from an insurance company are restricted by state insurance laws. In Illinois, where Kemper's life insurance subsidiaries are domiciled, if such dividend, together with other distributions during the 12 preceding months, would exceed the greater of (a) ten percent of the insurer's surplus as regards policyholders as of the preceding December 31, or (b) the statutorily adjusted net income for the preceding calendar year, then such proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. In Illinois, insurance laws also permit payment of dividends only out of earned surplus, exclusive of all or most unrealized capital gains.

Dividend distributions from securities brokerage firms are restricted by federal and state securities laws, the rules or regulations thereunder and/or the rules and regulations of an exchange of which a firm is a member. The Company's registered broker-dealer and investment adviser subsidiaries cannot lawfully pay dividends that would either reduce their respective net capital amounts below the minimum amounts required or cause certain net capital decreases without prior regulatory approval.

Additional information relative to dividend restrictions may be found in the note, incorporated herein by reference, captioned "Stockholders' equity--retained earnings" of the Notes to Consolidated Financial Statements in the Annual Report.

(D) While it is the intention of the directors to continue quarterly cash dividends, future declarations and the amounts of such dividends will be dependent upon, among other factors, the earnings of Kemper Corporation, its financial condition, its capital requirements and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

Reference is made both to the Eleven-Year Consolidated Summary, incorporated herein by reference only for the five years ended December 31, 1993, and to the Notes to the Consolidated Financial Statements, incorporated herein by reference, contained in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section captioned MANAGEMENT'S DISCUSSION AND ANALYSIS on pages 21 through 38 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kemper Corporation hereby incorporates by reference the following statements and notes from the Annual Report:

                                                                                                  ANNUAL REPORT
                                                                                                     PAGE(S)
                                                                                                  -------------
Consolidated Financial Statements............................................................          42-45
Notes to Consolidated Financial Statements...................................................          46-67
Report of Independent Public Accountants.....................................................             68

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
The Board of Directors and Stockholders
Kemper Corporation:

Under date of March 7, 1994, we reported on the consolidated balance sheet of Kemper Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993.

In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                       KPMG PEAT MARWICK
Chicago, Illinois
March 7, 1994

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
The Board of Directors and Stockholders
Kemper Corporation:

We consent to incorporation by reference in the Registration Statements No. 33-50736 on Form S-8 and No. 2-71680 on Form S-3 of Kemper Corporation of our report dated March 7, 1994, relating to the consolidated balance sheet of Kemper Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 Annual Report on Form 10-K of Kemper Corporation.

                                       KPMG PEAT MARWICK
Chicago, Illinois
March 30, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) IDENTIFICATION OF DIRECTORS.

The section captioned ELECTION OF DIRECTORS of Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 8, 1994 for the annual meeting of stockholders to be held May 11, 1994 is incorporated herein by reference.

(B) IDENTIFICATION OF EXECUTIVE OFFICERS.

The section captioned EXECUTIVE OFFICERS OF THE REGISTRANT included in Part I of this Annual Report on Form 10-K is incorporated herein by reference.

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES--not applicable.

(D) FAMILY RELATIONSHIPS--none.

(E) BUSINESS EXPERIENCE--see ITEMS 10(a) and 10(b).

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS--none.

(G) PROMOTERS AND CONTROL PERSONS--not applicable.

ITEM 11. EXECUTIVE COMPENSATION

The sections captioned COMPENSATION OF EXECUTIVE OFFICERS and COMPENSATION OF DIRECTORS of Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 8, 1994 for the annual meeting of stockholders to be held May 11, 1994 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The section captioned GENERAL INFORMATION of Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 8, 1994 for the annual meeting of stockholders to be held May 11, 1994 is incorporated herein by reference.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

The section captioned SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS of Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 8, 1994 for the annual meeting of stockholders to be held May 11, 1994 is incorporated herein by reference.

(C) CHANGES IN CONTROL.

There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of Kemper Corporation. In March 1994, however, GECC made an unsolicited proposal to acquire the Company. See "Recent Developments" in Part I of this Form 10-K, and see the sections, incorporated herein by reference, captioned GECC'S UNSOLICITED PROPOSAL and CERTAIN LEGAL PROCEEDINGS of Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 8, 1994 for the annual meeting of stockholders to be held May 11, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS--None.

(B) CERTAIN BUSINESS RELATIONSHIPS--not applicable.

(C) INDEBTEDNESS OF MANAGEMENT--not applicable.

(D) TRANSACTIONS WITH PROMOTERS--not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

Kemper Corporation has incorporated by reference from the Annual Report (see ITEMS 6 and 8 above) the following consolidated financial statements of the
Company:

                                                                                                       PAGE(S)
                                                                                                         OF
                                                                                                       ANNUAL
                                           ANNUAL REPORT                                               REPORT
- ----------------------------------------------------------------------------------------------------   -------
Eleven-year Consolidated Summary (only for 1993, 1992, 1991, 1990 and 1989).........................    40-41
Consolidated Balance Sheet, December 31, 1993 and December 31, 1992.................................       42
Consolidated Statement of Operations, three years ended December 31, 1993...........................       43
Consolidated Statement of Stockholders' Equity, three years ended December 31, 1993.................       44
Consolidated Statement of Cash Flows, three years ended December 31, 1993...........................       45
Notes to Consolidated Financial Statements..........................................................    46-67

(A)(2) SCHEDULES

The following schedules are supplemental to the financial statements of Kemper Corporation and subsidiaries and are located in this Form 10-K on the pages indicated. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are inapplicable.

                                                                                                        PAGE(S)
                                                                                                          OF
SCHEDULE                                             TITLE                                             FORM 10-K
- --------   ------------------------------------------------------------------------------------------  ---------
  I        Summary of investments, other than investments in related parties, at December 31, 1993...         22
 III       Condensed financial information of Kemper Corporation (registrant only),
           at and for the three years ended December 31, 1993........................................      23-25
  IV       Indebtedness of and to related parties--not current, for the three years ended December
           31, 1993..................................................................................         26
  V        Supplementary insurance information, for the three years ended December 31, 1993..........      27-29
  VI       Reinsurance, for the three years ended December 31, 1993..................................         30
 VIII      Valuation and qualifying accounts, for the three years ended December 31, 1993............         31
  IX       Short-term borrowings, for the year ended December 31, 1993*..............................         32

- ---------------
* This schedule for the years ended December 31, 1992 and 1991 is incorporated by reference to Kemper Corporation's Form 10-K Annual Reports (File No. 1-10242) already on file with the SEC.

(A)(3) EXHIBITS

The exhibits listed on the accompanying Index to Exhibits at pages 33 through 37 below are filed as part of this Form 10-K.

(B) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1993. On January 18, 1994, Kemper Corporation filed a current report on Form 8-K which reported, under item 5 thereof, (A) a December 22, 1993 refinancing of $275.3 million of mortgage and other real estate-related loans and related accrued interest; (B) a January 1994 transaction with a former joint venture real estate partner; (C) the December 30, 1993 sales of certain equity investments, resulting in after-tax gains of $37.8 million; (D) the December 31, 1993 sale of Federal Kemper Insurance Company; (E) the settlement of certain litigation matters during December 1993 and January 1994; (F) the termination on January 12, 1994 of a line of credit; and (G) a reorganization of management structure.

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints John H. Fitzpatrick, Executive Vice President and Chief Financial Officer, and Kathleen A. Gallichio, Senior Vice President, General Counsel and Corporate Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, together with any exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1993 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 29th day of March, 1994.

                                   KEMPER CORPORATION
                                   By:  /s/ DAVID B. MATHIS
                                        -------------------------
                                        David B. Mathis
                                        Chairman of the Board
                                        and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER CORPORATION IN THE CAPACITIES INDICATED ON THE 29TH DAY OF MARCH, 1994.


SIGNATURE                                                 TITLE
- ---------                                                 -----

/s/ DAVID B. MATHIS                                       Chairman of the Board, Chief Executive Officer and
- ------------------------------------------------------    Director
    David B. Mathis

/s/ STEPHEN B. TIMBERS                                    President, Chief Operating Officer
- ------------------------------------------------------    and Director
    Stephen B. Timbers

/s/ JOHN H. FITZPATRICK                                   Executive Vice President, Chief Financial Officer
- ------------------------------------------------------    and Director
    John H. Fitzpatrick

/s/ CHARLES M. KIERSCHT                                   Executive Vice President and Director
- ------------------------------------------------------
    Charles M. Kierscht

/s/ JOSEPH R. SITAR                                       Senior Vice President
- ------------------------------------------------------    and Chief Accounting Officer
    Joseph R. Sitar


SIGNATURE                                                CAPACITIES
- ---------                                                ----------
/s/ JOHN T. CHAIN JR.                                     Director
- ------------------------------------------------------
     John T. Chain Jr.

/s/ J. REED COLEMAN                                       Director
- ------------------------------------------------------
    J. Reed Coleman

/s/ RAYMOND F. FARLEY                                     Director
- ------------------------------------------------------
    Raymond F. Farley

/s/ PETER B. HAMILTON                                     Director
- ------------------------------------------------------
    Peter B. Hamilton

/s/ GEORGE D. KENNEDY                                     Director
- ------------------------------------------------------
    George D. Kennedy

/s/ JOSEPH E. LUECKE                                      Director
- ------------------------------------------------------
    Joseph E. Luecke

/s/ RICHARD D. NORDMAN                                    Director
- ------------------------------------------------------
    Richard D. Nordman

/s/ KENNETH A. RANDALL                                    Director
- ------------------------------------------------------
    Kenneth A. Randall

/s/ DANIEL R. TOLL                                        Director
- ------------------------------------------------------
    Daniel R. Toll

                                                                      SCHEDULE I

                      KEMPER CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS

                               DECEMBER 31, 1993
                                 (in thousands)

Summary of investments, other than broker-dealer trading accounts, at December 31, 1993 are detailed as follows:

                                                                                        CARRYING     AMORTIZED
                                                                                        VALUE(A)      COST(B)
                                                                                       ----------    ----------
Fixed maturities:
  Government: United States.........................................................   $   14,155    $   13,924
                  Foreign...........................................................       14,640        14,306
  Obligations of states and political subdivisions, special revenue and
     non-guaranteed.................................................................      195,765       189,618
  Public utilities..................................................................      251,215       243,673
  Mortgage backed...................................................................    1,989,473     1,938,170
  Convertible bonds.................................................................       12,739        10,647
  All other corporate...............................................................    2,855,188     2,737,254
                                                                                       ----------    ----------
          Total fixed maturities....................................................    5,333,175     5,147,592
                                                                                       ----------    ----------
Equity securities:
  Common stock:
     Banks and insurance companies..................................................       44,348         7,485
     Industrial, miscellaneous and other............................................       12,409         6,075
                                                                                       ----------    ----------
          Total common stocks.......................................................       56,757        13,560
     Nonredeemable preferred stocks.................................................       42,211        39,806
                                                                                       ----------    ----------
          Total equity securities...................................................       98,968        53,366
                                                                                       ----------    ----------
Total fixed maturities and equity securities........................................    5,432,143     5,200,958
                                                                                       ----------    ----------
Short-term investments..............................................................      713,401       713,401
Joint venture mortgage loans........................................................    1,053,403     1,235,960
Third-party mortgage loans..........................................................      153,880       153,880
Real estate owned...................................................................       78,174        78,174
Other real estate-related investments...............................................      194,014       457,105
Other loans and investments:
  Policy loans......................................................................      364,882       364,882
  Other loans and investments.......................................................       81,835        81,835
                                                                                       ----------    ----------
          Total other loans and investments.........................................      446,717       446,717
                                                                                       ----------    ----------
          Total investments.........................................................   $8,071,732    $8,286,195
                                                                                       ----------    ----------
                                                                                       ----------    ----------

- ---------------
(a) Investments in fixed maturities (bonds and redeemable preferred stocks) are carried at market value. For fixed maturity securities, market value is determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of market values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager. Equity securities of nonrelated companies are generally carried at market value using the closing prices as of the balance sheet date derived from either a major securities exchange or the National Association of Securities Dealers Automated Quotations system. Mortgage loans and other real estate-related investments are carried at original cost, reduced by repayments, write-downs and valuation reserves.
(b) Fixed maturities at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and other-than-temporary declines in value.

    See Notes to Consolidated Financial Statements of Kemper Corporation and
                                 Subsidiaries.

                                                                    SCHEDULE III

                               KEMPER CORPORATION

                   CONDENSED BALANCE SHEET (REGISTRANT ONLY)
                             (dollars in thousands)

                                                                                           DECEMBER 31,
                                                                                     -------------------------
                                                                                        1993           1992
                                                                                     ----------     ----------
ASSETS
Cash..............................................................................   $    1,377     $      905
Investment in common stock of affiliates..........................................    1,071,936      1,683,554
Notes receivable--affiliates......................................................      866,914        478,950
Short-term investments............................................................      162,616         27,348
Property and equipment, net.......................................................        2,269          2,420
Accounts receivable and other assets..............................................       42,537          6,198
                                                                                     ----------     ----------
          Total assets............................................................   $2,147,649     $2,199,375
                                                                                     ----------     ----------
                                                                                     ----------     ----------
LIABILITIES
Accounts payable and accrued expenses.............................................   $  132,412     $   61,621
6.875% Notes Due 2003.............................................................      200,000             --
8.80% Notes Due 1998..............................................................      110,750        110,750
Medium-term notes.................................................................       65,500         65,500
Notes payable--other..............................................................       20,000        195,390
                                                                                     ----------     ----------
          Total liabilities.......................................................      528,662        433,261
                                                                                     ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value(a):
  Series A Convertible(b).........................................................          600            626
  Series C Perpetual(c)...........................................................      100,000        100,000
  Series D Convertible(d).........................................................       30,000             --
  Series E Convertible(e).........................................................      230,000             --
Common stock, $5 par value(f).....................................................      323,104        318,268
Additional paid-in capital........................................................      313,531        295,863
Unrealized loss on foreign currency translations..................................      (56,878)       (16,949)
Unrealized gain on investments, net of tax........................................      155,004        114,399
Retained earnings.................................................................    1,549,580      1,370,629
                                                                                     ----------     ----------
          Subtotal................................................................    2,644,941      2,182,836
Less treasury shares, at cost(g)..................................................    1,025,954        416,722
                                                                                     ----------     ----------
          Total stockholders' equity..............................................    1,618,987      1,766,114
                                                                                     ----------     ----------
          Total liabilities and stockholders' equity..............................   $2,147,649     $2,199,375
                                                                                     ----------     ----------
                                                                                     ----------     ----------

(a) Authorized 20,000,000 shares.

(b) Issued December 31, 1993, 23,998 shares; December 31, 1992, 25,044.

(c) Issued December 31, 1993, 2,000,000 shares; December 31, 1992, 2,000,000 shares.

(d) Issued December 31, 1993, 66,638.53 shares.

(e) Issued December 31, 1993, 4,600,000 shares.

(f) Authorized 200,000,000 shares: issued December 31, 1993, 64,620,863 shares; December 31, 1992, 63,653,600 shares.

(g) December 31, 1993, 31,717,505 shares; December 31, 1992, 14,334,708 shares.

    See Notes to Consolidated Financial Statements of Kemper Corporation and
                                 Subsidiaries.

                                                                    SCHEDULE III
                                                                       CONTINUED

                               KEMPER CORPORATION

              CONDENSED STATEMENT OF OPERATIONS (REGISTRANT ONLY)
                                 (in thousands)

                                                                                    YEAR ENDED DECEMBER 31
                                                                             -------------------------------------
                                                                                1993          1992         1991
                                                                             ----------    ----------    ---------
Dividends from continuing subsidiaries:
  Federal Kemper Life Assurance Company...................................   $   31,683    $   41,683    $  11,683
  Kemper Financial Companies, Inc.........................................           --        23,451       27,951
                                                                             ----------    ----------    ---------
       Total..............................................................       31,683        65,134       39,634
Interest and other income, net of operating expenses and income tax.......       (1,175)      (12,277)      (8,055)
                                                                             ----------    ----------    ---------
       Subtotal, before cumulative effect of changes in accounting
        principles........................................................       30,508        52,857       31,579
Cumulative effect of changes in accounting principles, net of tax.........       (2,530)       (1,226)          --
                                                                             ----------    ----------    ---------
       Subtotal...........................................................       27,978        51,631       31,579
                                                                             ----------    ----------    ---------
Equity in undistributed earnings (loss) of continuing subsidiaries after deducting dividends received:
  Asset management........................................................       99,087        88,288       85,000
  Life insurance..........................................................       48,095       (67,133)      34,112
  Securities brokerage....................................................       (3,640)      (38,433)       6,233
  Real estate.............................................................     (257,753)     (209,117)     (40,789)
  Other operations........................................................      (15,051)      (39,912)     (40,072)
                                                                             ----------    ----------    ---------
       Total..............................................................     (129,262)     (266,307)      44,484
                                                                             ----------    ----------    ---------
          Net income (loss) from continuing operations....................     (101,284)     (214,676)      76,063
Income from discontinued operations, net of tax...........................       39,929        11,276      128,476
Gain on sale of discontinued operations to related party, net of tax......      204,668            --           --
Gain on other sales of discontinued operations, net of tax................       92,174            --           --
                                                                             ----------    ----------    ---------
          Net income (loss)...............................................   $  235,487    $ (203,400)   $ 204,539
                                                                             ----------    ----------    ---------
                                                                             ----------    ----------    ---------

    See Notes to Consolidated Financial Statements of Kemper Corporation and
                                 Subsidiaries.

                                                                    SCHEDULE III
                                                                       CONTINUED

                               KEMPER CORPORATION

              CONDENSED STATEMENT OF CASH FLOWS (REGISTRANT ONLY)
                                 (in thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                         1993            1992           1991
                                                                      -----------     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................   $   235,487     $  (203,400)    $ 204,539
  Reconcilement of net income (loss) to net cash provided:
     Equity in undistributed net (income) loss of continuing
       subsidiaries................................................       129,262         266,307       (44,484)
     Gains on sales of discontinued operations.....................      (296,842)
     Change in non-cash items:
       Accounts receivable and other assets........................       (20,639)          2,588           513
       Account payable and accrued expenses........................       (28,513)          7,318        13,616
       Other, net..................................................       (15,642)         34,674        52,035
                                                                      -----------     -----------     ---------
          Net cash provided by operating activities................         3,113         107,487       226,219
                                                                      -----------     -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable, net................................      (387,964)       (219,100)     (147,350)
  Purchase of short-term investments...............................    (3,720,358)     (2,183,816)     (830,549)
  Sale of short-term investments...................................     3,589,183       2,303,455       693,023
  Investment in affiliates.........................................      (110,232)       (147,326)      (93,255)
  Sale of discontinued operations..................................       380,269              --            --
  Other, net.......................................................          (780)             --            --
                                                                      -----------     -----------     ---------
          Net cash used in investing activities....................      (249,882)       (246,787)     (378,131)
                                                                      -----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issued................................        28,995          18,180        25,987
  Issuance of long-term debt.......................................            --              --        20,000
  Issuance of 8.80% Notes Due 1998.................................            --              --       110,750
  Issuance of 6.875 % Notes Due 2003...............................       200,000              --            --
  Issuance of preferred stock......................................       251,920         100,000            --
  Treasury shares acquired.........................................        (2,786)           (914)         (184)
  Dividends paid to stockholders...................................       (56,458)        (44,951)      (44,253)
  Increase (decrease) in notes payable, net........................      (175,390)         66,890        40,750
  Other, net.......................................................           960             626        (1,019)
                                                                      -----------     -----------     ---------
          Net cash provided by financing activities................       247,241         139,831       152,031
                                                                      -----------     -----------     ---------
            Net increase in cash...................................           472             531           119
CASH, beginning of year............................................           905             374           255
                                                                      -----------     -----------     ---------
CASH, end of year..................................................   $     1,377     $       905     $     374
                                                                      -----------     -----------     ---------
                                                                      -----------     -----------     ---------

    See Notes to Consolidated Financial Statements of Kemper Corporation and
                                 Subsidiaries.

                                                                     SCHEDULE IV

                      KEMPER CORPORATION AND SUBSIDIARIES

              INDEBTEDNESS OF AND TO RELATED PARTIES--NOT CURRENT

                          YEAR ENDED DECEMBER 31, 1993
                                 (in millions)


        A
- ------------------


                                                                         B              C            D            E
                                                                    -----------    -----------  -----------   -----------
                                                                      BALANCE                                   BALANCE
NAME OF RELATED PARTY                                                   AT             INDEBTEDNESS OF            AT
- ---------------------                                               DECEMBER 31     -----------------------   DECEMBER 31
                                                                       1992         ADDITIONS    DEDUCTIONS      1993
                                                                    -----------    ---------     ----------    ----------
Loans to real estate joint ventures(1)(2)........................    $ 1,506.2      $ 572.1       $736.2       $ 1,342.1
                                                                    -----------    ---------    ----------    -----------
                                                                    -----------    ---------    ----------    -----------

- -------------------------
(1) Among other items, additions and deductions include rollovers of maturing loans as described in the table captioned "Real Estate Portfolio" incorporated by reference into Item 7 of the 1993 Form 10-K from the section captioned, "Management's Discussion and Analysis," of the Annual Report to Stockholders.

(2) Included in loans to real estate joint ventures are joint venture mortgage loans, real estate-related bonds and other real estate-related loans, net of reserves and write-downs.

                          YEAR ENDED DECEMBER 31, 1992
                                 (in millions)



        A                                                              B              C           D              E
- ------------------                                                -----------    -----------  -----------    -----------
                                                                    BALANCE                                    BALANCE
                                                                      AT              INDEBTEDNESS OF            AT
                                                                  DECEMBER 31,    -----------------------    DECEMBER 31,
NAME OF RELATED PARTY                                                 1991        ADDITIONS    DEDUCTIONS        1992
- ---------------------------------------------------------------   ------------    ---------    ----------    ------------
Loans to real estate joint ventures(1)(2)......................     $1,902.3       $ 633.6      $1,029.7       $1,506.2
                                                                  ------------    ---------    ----------    ------------
                                                                  ------------    ---------    ----------    ------------

- ----------------
(1) Among other items, additions and deletions include rollovers of maturing loans as described in the table captioned "Real Estate Portfolio" incorporated by reference into Item 7 of the 1993 Form 10-K from the section captioned, "Management's Discussion and Analysis," of the Annual Report to Stockholders.

(2) Included in loans to real estate joint ventures are joint venture mortgage loans, real estate-related bonds and other real estate-related loans, net of reserves and write-downs.

                                                                      SCHEDULE V

                      KEMPER CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                          YEAR ENDED DECEMBER 31, 1993
                                 (in thousands)

        A                                                                B              C            F            G
- ------------------                                                  -----------    -----------    --------    ----------
                                                                     DEFERRED
                                                                      POLICY          LIFE                       NET
                                                                    ACQUISITION      POLICY       PREMIUM     INVESTMENT
     SEGMENT                                                           COSTS       BENEFITS(1)    REVENUE       INCOME
- ------------------                                                  -----------    -----------    --------    ----------
Asset management.................................................    $       --    $        --    $     --     $      --
Life insurance...................................................       622,592      8,216,762     157,667       500,507
Securities brokerage.............................................            --             --          --            --
Real estate......................................................            --             --          --       (74,941)
Other operations & corporate.....................................            --             --          --        10,589
Eliminations.....................................................            --             --          --        (9,348)
                                                                    -----------    -----------    --------    ----------
     Total.......................................................    $  622,592    $ 8,216,762    $157,667     $ 426,807
                                                                    -----------    -----------    --------    ----------
                                                                    -----------    -----------    --------    ----------

        A                                                                             H               I             J
- ------------------                                                               ------------    -----------    ---------
                                                                                  INSURANCE
                                                                                 CLAIM COSTS      AMORTIZED
                                                                                     AND           POLICY         OTHER
                                                                                 POLICYHOLDER    ACQUISITION    OPERATING
     SEGMENT                                                                       BENEFITS         COSTS       EXPENSES
- ------------------                                                               ------------    -----------    ---------
Asset management..............................................................     $     --        $    --       $    --
Life insurance................................................................      514,304         60,367        23,133
Securities brokerage..........................................................           --             --            --
Real estate...................................................................           --             --            --
Other operations & corporate..................................................           --             --            --
Eliminations..................................................................           --             --            --
                                                                                 ------------    -----------    ---------
     Total....................................................................     $514,304        $60,367       $23,133
                                                                                 ------------    -----------    ---------
                                                                                 ------------    -----------    ---------

- -------------------------
(1) Includes $836.0 million of ceded life policy benefits.

                                                                      SCHEDULE V
                                                                       CONTINUED

                      KEMPER CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                          YEAR ENDED DECEMBER 31, 1992
                                 (in thousands)

        A                                                                B             C            F            G
- ------------------                                                  -----------    ----------    --------    ----------
                                                                     DEFERRED
                                                                      POLICY          LIFE                      NET
                                                                    ACQUISITION      POLICY      PREMIUM     INVESTMENT
     SEGMENT                                                           COSTS        BENEFITS     REVENUE       INCOME
- ------------------                                                  -----------    ----------    --------    ----------
Asset management.................................................    $       --    $       --    $     --     $      --
Life insurance...................................................       578,482     7,337,018     135,922       568,639
Securities brokerage.............................................            --            --          --            --
Real estate......................................................            --            --          --       (51,061)
Other operations and corporate...................................            --            --          --        12,310
Eliminations.....................................................            --            --          --        (7,595)
                                                                    -----------    ----------    --------    ----------
     Total.......................................................    $  578,482    $7,337,018    $135,922     $ 522,293
                                                                    -----------    ----------    --------    ----------
                                                                    -----------    ----------    --------    ----------

        A                                                                             H               I             J
- ------------------                                                              -------------    -----------    ---------
                                                                                  INSURANCE
                                                                                 CLAIM COSTS      AMORTIZED
                                                                                     AND           POLICY         OTHER
                                                                                POLICYHOLDER     ACQUISITION    OPERATING
     SEGMENT                                                                      BENEFITS          COSTS       EXPENSES
- ------------------                                                              -------------    -----------    ---------
Asset management.............................................................     $      --        $    --       $    --
Life insurance...............................................................       598,128         66,786        47,138
Securities brokerage.........................................................            --             --            --
Real estate..................................................................            --             --            --
Other operations and corporate...............................................            --             --            --
Eliminations.................................................................            --             --            --
                                                                                -------------    -----------    ---------
     Total...................................................................     $ 598,128        $66,786       $47,138
                                                                                -------------    -----------    ---------
                                                                                -------------    -----------    ---------

                                                                      SCHEDULE V
                                                                       CONTINUED

                      KEMPER CORPORATION AND SUBSIDIARIES
                            (CONTINUING OPERATIONS)

                      SUPPLEMENTARY INSURANCE INFORMATION

                          YEAR ENDED DECEMBER 31, 1991
                                 (in thousands)

        A                                                                B             C            F           G
- ------------------                                                  -----------    ----------    --------   ----------
                                                                     DEFERRED
                                                                      POLICY          LIFE              NET
                                                                    ACQUISITION      POLICY      PREMIUM     INVESTMENT
     SEGMENT                                                           COSTS        BENEFITS     REVENUE       INCOME
- ------------------                                                  -----------    ----------    --------    ----------
Asset management.................................................    $       --    $       --    $     --     $      --
Life insurance...................................................       520,948     7,383,292     123,929       675,440
Securities brokerage.............................................            --            --          --            --
Real estate......................................................            --            --          --            --
Other operations & corporate.....................................            --            --          --        (8,868)
Eliminations.....................................................            --            --          --       (12,724)
                                                                    -----------    ----------    --------    ----------
     Total.......................................................    $  520,948    $7,383,292    $123,929     $ 653,848
                                                                    -----------    ----------    --------    ----------
                                                                    -----------    ----------    --------    ----------

        A                                                                             H              I            J
- ------------------                                                                ----------    -----------    --------
                                                                                  BENEFITS,
                                                                                   CLAIMS,
                                                                                  LOSSES AND     AMORTIZED      OTHER
                                                                                  SETTLEMENT      POLICY       OPERATING
     SEGMENT                                                                       EXPENSES     ACQUISITION    EXPENSES
- ------------------                                                                ----------    -----------    --------
Asset management...............................................................    $      --      $    --      $     --
Life insurance.................................................................      639,396       47,825        47,525
Securities brokerage...........................................................           --           --            --
Real estate....................................................................           --           --            --
Other operations & corporate...................................................           --           --            --
Eliminations...................................................................           --           --            --
                                                                                  ----------    -----------    --------
     Total.....................................................................    $ 639,396      $47,825      $ 47,525
                                                                                  ----------    -----------    --------
                                                                                  ----------    -----------    --------

                                                                     SCHEDULE VI

                      KEMPER CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

                      THREE YEARS ENDED DECEMBER 31, 1993
                             (dollars in thousands)

                                                                                                             PERCENT
                                                                                                               OF
                                                               CEDED TO        ASSUMED                       AMOUNT
                                                 GROSS           OTHER        FROM OTHER         NET         ASSUMED
                1993                            AMOUNT         COMPANIES      COMPANIES        AMOUNT        TO NET
                ----                          -----------     -----------     ----------     -----------     -------
Life insurance in-force....................   $91,304,277     $27,457,957      $ 42,849      $63,889,169       0.1%
                                              -----------     -----------     ----------     -----------     -------
                                              -----------     -----------     ----------     -----------     -------
Life insurance premium revenue.............   $   212,055     $    54,503      $    115      $   157,667       0.1%
                                              -----------     -----------     ----------     -----------     -------
                                              -----------     -----------     ----------     -----------     -------
                1992
                ----
Life insurance in-force.....................   $84,186,349     $25,038,419      $36,797      $59,184,727       0.1%
                                               -----------     -----------     ---------     -----------     -------
                                               -----------     -----------     ---------     -----------     -------
Life insurance premium revenue..............   $   198,785     $    62,960      $    97      $   135,922       0.1%
                                               -----------     -----------     ---------     -----------     -------
                                               -----------     -----------     ---------     -----------     -------
                1991
                ----
Life insurance in-force.....................   $73,429,279     $22,442,953      $    --      $50,986,326       0.0%
                                               -----------     -----------     ---------     -----------     -------
                                               -----------     -----------     ---------     -----------     -------
Life insurance premium revenue..............   $   178,556     $    54,862      $   235      $   123,929       0.2%
                                               -----------     -----------     ---------     -----------     -------
                                               -----------     -----------     ---------     -----------     -------

                                                                   SCHEDULE VIII

                      KEMPER CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                       TWO YEARS ENDED DECEMBER 31, 1993
                                 (in thousands)

                                                                        ADDITIONS
                                                               ----------------------------
                                                BALANCE AT     CHARGED TO                                      BALANCE AT
                                               DECEMBER 31,    COSTS AND       CHARGED TO                     DECEMBER 31,
                DESCRIPTION                        1992         EXPENSES     OTHER ACCOUNTS    DEDUCTIONS         1993
- --------------------------------------------   ------------    ----------    --------------    ----------     ------------
Asset Valuation Reserves
  Joint venture mortgage loans..............     $ 97,039        $   --         $ 85,518       $       --       $182,557
  Third-party mortgage loans................        5,207            --               --           (5,207)            --
  Other real estate-related investments.....      245,988            --           17,103               --        263,091
                                               ------------    ----------    -----------       ----------     ------------
       Total................................     $348,234        $   --         $102,621(1)    $   (5,207)(1)   $445,648
                                               ------------    ----------    -----------       ----------     ------------
                                               ------------    ----------    -----------       ----------     ------------

                                                                        ADDITIONS
                                                               ----------------------------
                                                BALANCE AT     CHARGED TO                                      BALANCE AT
                                               DECEMBER 31,    COSTS AND       CHARGED TO                     DECEMBER 31,
                DESCRIPTION                        1991         EXPENSES     OTHER ACCOUNTS    DEDUCTIONS         1992
- --------------------------------------------   ------------    ----------    --------------    ----------     ------------
Asset Valuation Reserves
  Joint venture mortgage loans..............     $ 43,456        $   --         $ 55,527       $   (1,944)      $ 97,039
  Third-party mortgage loans................       14,986            --           37,477          (47,256)         5,207
  Other real estate-related investments.....       65,477            --          241,404          (60,893)       245,988
                                               ------------    ----------    -----------       ----------     ------------
       Total................................     $123,919        $   --         $334,408(1)    $ (110,093)(2)   $348,234
                                               ------------    ----------    -----------       ----------     ------------
                                               ------------    ----------    -----------       ----------     ------------

- ---------------
(1) Charged to Realized investment gain (loss) in the Consolidated Statement of Operations.

(2) Transferred to real estate owned and equity investments in real estate.

                                                                     SCHEDULE IX

                      KEMPER CORPORATION AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                          YEAR ENDED DECEMBER 31, 1993
                             (dollars in thousands)

                                                                                 MAXIMUM          AVERAGE         WEIGHTED
                  CATEGORY OF                                    WEIGHTED        AMOUNT           AMOUNT          AVERAGE
                   AGGREGATE                       BALANCE       AVERAGE       OUTSTANDING      OUTSTANDING         RATE
                  SHORT-TERM                      AT END OF      INTEREST        DURING           DURING         DURING THE
                 BORROWINGS(A)                     PERIOD          RATE         PERIOD(B)        PERIOD(C)       PERIOD(D)
- -----------------------------------------------   ---------      --------      -----------      -----------      ----------
Banks                                             $ 349,237        3.56%        $ 617,067        $ 465,162          3.53%

- ---------------
(a) Bank loans are short-term borrowings with interest rates that generally vary with short-term money market rates.

(b) The maximum amount outstanding during 1993 was computed using the balances outstanding at each month end.

(c) The average amount outstanding during 1993 was computed using the average daily balances outstanding.

(d) The weighted average interest rate incurred during 1993 was computed using interest expense incurred to the average principal outstanding during the year.

INDEX TO EXHIBITS


   EXHIBIT NO.

(3)    Articles of incorporation and bylaws:
       3.1(a)     Second Restated Certificate of Incorporation of Kemper Corporation. . .
       3.1(b)     Certificate of Amendment of Second Restated Certificate of Incorporation of Kemper
                  Corporation. . .
       3.1(c)     Certificate of Correction of Certificate of Amendment of Second Restated Certificate of
                  Incorporation of Kemper Corporation. . .
       3.1(d)     Certificate of Designations, Preferences and Rights of Series B Junior Participating
                  Preferred Stock, Without Par Value, of Kemper Corporation. . .
       3.1(e)     Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred
                  Stock of Kemper Corporation. . .
       3.1(f)     Certificate of Designations, Preferences and Rights of Series D Index Exchangeable
                  Preferred Stock of Kemper Corporation. . .
       3.1(g)     Certificate of Designations, Preferences and Rights of Series E Cumulative Convertible
                  Preferred Stock, Without Par Value, of Kemper Corporation. . .
       3.1(h)     Certificate of Correction of Second Restated Certificate of Incorporation of Kemper
                  Corporation. . .
       3.2        Bylaws of Kemper Corporation. . .

(4)    Instruments defining the rights of security holders, including indentures:

       4.1(a)     Indenture dated as of January 15, 1987 between Kemper Corporation and the Chase Manhattan
                  Bank, N.A., defining the rights of holders of certain debt securities of Kemper
                  Corporation, is incorporated herein by reference to Exhibit No. 4.1 to Kemper
                  Corporation's Form S-3 Registration Statement No. 33-7780 filed August 5, 1986.
       4.1(b)     First Supplemental Indenture, dated September 14, 1989, supplemental to the Indenture de-
                  scribed in Exhibit No. 4.1(a) hereof, is incorporated herein by reference to Exhibit No.
                  4 to Kemper Corporation's Quarterly Report on Form 10-Q filed November 14, 1989.
       4.1(c)     Indenture dated as of September 15, 1993 between Kemper Corporation and the First
                  National Bank of Chicago, defining the rights of holders of certain debt securities of
                  Kemper Corporation. . .
       4.2        Rights Agreement dated as of July 18, 1990 between Kemper Corporation and Harris Trust and Savings Bank is incorporated herein by reference to Exhibits 1 and 2 to the Form 8-A filed by Kemper Corporation on July 20, 1990.
       4.3(a)     Form of certificate representing Kemper Corporation's Medium-Term Notes, Series 1, is
                  incorporated herein by reference to Exhibit No. 4.3 to Kemper Corporation's Annual Report
                  on Form 10-K filed March 31, 1987.
       4.3(b)     Form of certificate representing Kemper Corporation's Medium-Term Notes, Series 2, is
                  incorporated herein by reference to Exhibit No. 4 to Kemper Corporation's Amendment No. 1
                  to Form S-3 Registration Statement No. 33-31083 filed September 21, 1989.
       4.3(c)     Form of certificate representing Kemper Corporation's 8.80% Notes Due 1998 is incorporated herein by reference to Exhibit No. 4.3(c) to Kemper Corporation's Annual
                  Report on Form 10-K filed March 30, 1992.
       4.3(d)     Form of certificates representing Kemper Corporation's 6.875% Notes Due 2003. . .
       4.4        Certificate of Incorporation and Bylaws of Kemper Corporation, defining the rights of holders of Kemper Corporation's Common Stock and Preferred Stock, are filed as described in Exhibit No. 3 hereof.

(9)    Voting trust agreement -- none.

EXHIBIT NO.
- ------------
(10)   Material contracts:
       10.1(a)    Credit Agreement dated as of November 1, 1993 among Kemper Corporation, certain banks, certain co-agents and The First National Bank of Chicago as administrative agent. . .
       10.1(b)    Credit Agreement dated as of November 1, 1993 among Kemper Corporation, certain banks, certain co-agents and The First National Bank of Chicago as administrative agent. . .
       10.2       Indemnification Agreement dated as of April 30, 1992 by and among Kemper Corporation and
                  Lumbermens Mutual Casualty Company, American Motorists Insurance Company and American
                  Manufacturers Mutual Insurance Company is incorporated herein by reference to Exhibit No.
                  10.1 to Kemper Corporation's Quarterly Report on Form 10-Q filed May 15, 1992.
       10.3(a)    The Kemper Financial Companies, Inc. 1986 Stock Option Plan is incorporated herein by reference to Exhibit No. 10.4(a) to Kemper Financial Companies, Inc.'s Form S-4
                  Registration Statement No. 33-8259 filed August 26, 1986.
       10.3(b)    The Kemper Financial Companies, Inc. 1987 Stock Option Plan is incorporated herein by reference to Exhibit No. 10.4(b) to Kemper Corporation's Annual Report on Form 10-K filed
                  March 31, 1987.
       10.3(c)    The Kemper Financial Companies, Inc. 1988 Stock Option Plan is incorporated herein by reference to Exhibit No. 10.4(c) to Kemper Corporation's Annual Report on Form 10-K filed
                  March 31, 1987.
       10.4(a)    Purchase Agreement executed October 24, 1986 by and between Kemper Financial Companies,
                  Inc. and The First National Bank of Chicago is incorporated herein by reference to
                  Exhibit No. 10.6 to Kemper Corporation's Annual Report on Form 10-K filed March 31, 1987.
       10.4(b)    Amendment dated December 23, 1993 to Purchase Agreement executed October 24, 1986. . .
       10.5(a)    The Kemper Financial Services Profit Sharing Plan is incorporated herein by reference to
                  Exhibit No. 10.5(a) to Kemper Financial Companies, Inc.'s Form S-4 Registration Statement
                  No. 33-8259 filed August 26, 1986.
       10.5(b)    The Kemper Financial Services Supplemental Benefit Plan is incorporated herein by reference to Exhibit No. 10.5(b) to Kemper Financial Companies, Inc.'s Form S-4
                  Registration Statement No. 33-8259 filed August 26, 1986.
       10.6(a)    Indenture dated as of September 1, 1986 between Kemper Financial Companies, Inc. and
                  Continental Illinois National Bank and Trust Company of Chicago, defining the rights of holders of Kemper Financial Companies, Inc. Floating Rate Convertible Subordinated
                  Debentures is incorporated herein by reference to Exhibit No. 4 to Kemper Financial
                  Companies, Inc.'s Amendment No. 3 to Form S-4 Registration Statement No. 33-8259 filed
                  November 6, 1986.
       10.6(b)    Supplemental Indenture dated December 31, 1986 between Kemper Financial Companies, Inc.
                  and Continental Illinois National Bank and Trust Company of Chicago, supplemental to the
                  Indenture described in Exhibit No. 10.6(a) hereof, is incorporated herein by reference to
                  Exhibit No. 10.8 to Kemper Corporation's Annual Report on Form 10-K filed March 31, 1987.
       10.6(c)    Supplemental Indenture dated April 20, 1987 between Kemper Financial Companies, Inc., and
                  Continental Illinois National Bank and Trust Company of Chicago, supplemental to the
                  Indenture described in Exhibit No. 10.6(a) hereof, is incorporated herein by reference to
                  Exhibit No. 19 to Kemper Corporation's Quarterly Report on Form 10-Q filed May 15, 1987.
       10.6(d)    Supplemental Indenture dated April 22, 1988 between Kemper Financial Companies, Inc. and
                  Continental Illinois National Bank and Trust Company of Chicago, supplemental to the
                  Indenture described in Exhibit No. 10.6(a) hereof, is incorporated herein by reference to
                  Exhibit No. 4.1(d) to Kemper Financial Companies, Inc.'s Amendment No. 1 to Form S-1
                  Registration Statement (No. 33-21271) filed April 26, 1988.
       10.6(e)    Supplemental Indenture dated May 3, 1989 between Kemper Financial Companies, Inc. and
                  Continental Bank, N.A., supplemental to the Indenture described in Exhibit No. 10.6(a)
                  hereof, is incorporated herein by reference to Exhibit No. 4.1(e) to Kemper Financial
                  Companies, Inc.'s Amendment No. 1 to Form S-1 Registration Statement (No. 33-28793) filed
                  May 30, 1989.

EXHIBIT NO.
- -----------
       10.6(f)    Supplemental Indenture dated as of April 26, 1990 between Kemper Financial Companies,
                  Inc. and Continental Bank, National Association, supplemental to the Indenture described in Exhibit No. 10.6(a) hereof, is incorporated herein by reference to Exhibit No. 4(f) to
                  Kemper Financial Companies, Inc's Amendment No. 1 to Form S-2 Registration Statement No.
                  33-34556 filed May 7, 1990.
       10.7(a)    Investment Agreements between Kemper Financial Services, Inc., including certain of its subsidiaries, and Lumbermens Mutual Casualty Company, including certain of its subsidiaries, are incorporated herein by reference to Exhibit No. 10.16 of Kemper
                  Corporation's Annual Report on Form 10-K filed March 29, 1990.
       10.8(a)    Kemper Corporation 1982 Incentive Stock Option Plan is incorporated herein by reference to Exhibit No. 10 to Kemper Corporation's Annual Report on Form 10-K filed March 31,
                  1982.
       10.8(b)    Kemper Corporation 1985 Amended Stock Option Plan is incorporated herein by reference to
                  Exhibit A to Kemper Corporation's Proxy Statement mailed April 22, 1987 for the annual meeting of stockholders held May 20, 1987.
       10.8(c)    Kemper Corporation 1990 Stock Option Plan is incorporated herein by reference to Exhibit
                  B to Kemper Corporation's Proxy Statement mailed April 1, 1991 for the annual meeting of stockholders held May 15, 1991.
       10.9       Kemper Corporation Non-Management Director Stock Option Plan is incorporated herein by reference to Exhibit A to Kemper Corporation's Proxy Statement mailed April 1, 1991 for the annual meeting of stockholders held May 15, 1991.
       10.10(a)   Kemper Corporation Executive Deferred Compensation Program is incorporated herein by reference to Exhibit No. 10.10(a) to Kemper Corporation's Annual Report on Form 10-K
                  filed April 1, 1991.
      * 10.10(b)  Kemper Corporation Director Deferred Compensation Plan is incorporated herein by reference to Exhibit No. 10.10(b) to Kemper Corporation's Annual Report on Form 10-K
                  filed March 31, 1993.
      * 10.10(c)  Federal Kemper Life Assurance Company Director Deferred Compensation Plan is incorporated herein by reference to Exhibit No. 10.10(c) to Kemper Corporation's Annual Report on Form
                  10-K filed March 31, 1993.
      * 10.10(d)  Kemper Corporation Directors Travel Accident Insurance Plan is incorporated herein by reference to Exhibit No. 10.10(d) to Kemper Corporation's Annual Report on Form 10-K
                  filed March 31, 1993.
      * 10.10(e)  Kemper Corporation Directors' Life Insurance Coverage Plan is incorporated herein by reference to Exhibit No. 10.10(c) to Kemper Corporation's Annual Report on Form 10-K
                  filed April 1, 1991.
      * 10.11(a)  Kemper Corporation Senior Executive Long-Term Incentive Plan is incorporated herein by reference to Exhibit A to Kemper Corporation's Proxy Statement mailed April 12, 1985 for the annual meeting of stockholders held May 22, 1985.
      * 10.11(b)  Kemper Corporation 1989 Senior Executive Long-Term Incentive Plan is incorporated herein by reference to Exhibit A to Kemper Corporation's Proxy Statement mailed April 27, 1989 for the annual meeting of stockholders held May 17, 1989.
      * 10.11(c)  Kemper Corporation 1993 Senior Executive Long-Term Incentive Plan is incorporated herein by reference to Exhibit A to Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 8, 1994 for the annual meeting of stockholders scheduled to be held May
                  11, 1994.
      * 10.12(a)  Kemper Corporation Supplemental Retirement Plan (as adopted effective May 16, 1990) is incorporated herein by reference to Exhibit No. 10.12(a) to Kemper Corporation's Annual
                  Report on Form 10-K filed April 1, 1991.
      * 10.12(b)  Kemper Director Retirement Plan is incorporated herein by reference to Exhibit No.
                  10.12(b) to Kemper Corporation's Annual Report on Form 10-K filed March 29, 1990.
      * 10.12(c)  Kemper Corporation Minimum Retirement Benefit Arrangement is incorporated herein by reference to Exhibit No. 10.12(c) to Kemper Corporation's Annual Report on Form 10-K
                  filed April 1, 1991.

EXHIBIT NO.
- -----------
      * 10.13     Form of Officer/Director Indemnification Agreement is incorporated herein by reference to
                  Exhibit D to Kemper Corporation's Proxy Statement mailed April 22, 1987 for the annual meeting of stockholders held May 20, 1987.
       10.14(a)   Partnership Agreement dated April 1, 1991 between National Loss Control Service
                  Corporation and Kemper National Services, Inc. is incorporated herein by reference to
                  Exhibit No. 10.14(a) to Kemper Corporation's Annual Report on Form 10-K filed April 1,
                  1991.
       10.14(b)   Sponsors' Agreement dated April 1, 1991 among Lumbermens Mutual Casualty Company, Kemper
                  Corporation and Kemper Risk Management Services is incorporated herein by reference to
                  Exhibit No. 10.14(b) to Kemper Corporation's Annual Report on Form 10-K filed April 1,
                  1991.
       10.14(c)   First Amendment to the Sponsors' Agreement dated August 2, 1993 by and between Lumbermens
                  Mutual Casualty Company and Kemper Corporation. . .
       10.15(a)   Stock Rights Agreement dated as of March 31, 1989 by and between Kemper Corporation and
                  Lumbermens Mutual Casualty Company is incorporated herein by reference to Exhibit No.
                  10.15(b) to Kemper Corporation's Annual Report on Form 10-K filed March 31, 1989.
       10.15(b)   First Amendment to Stock Rights Agreement dated as of March 18, 1993 by and between
                  Lumbermens Mutual Casualty Company and Kemper Corporation is incorporated herein by reference to Exhibit No. 10.3 to Kemper Corporation's Current Report on Form 8-K filed
                  March 24, 1993.
       10.16      Purchase Agreement dated June 27, 1991 by and between Kemper Corporation and Lumbermens
                  Mutual Casualty Company is incorporated herein by reference to Exhibit No. 10 to Kemper
                  Corporation's Quarterly Report on Form 10-Q filed August 14, 1991.
       10.17(a)   Participation Agreement dated as of December 31, 1991 by and among Kemper Investors Life
                  Insurance Company, Federal Kemper Life Assurance Company and Lumbermens Mutual Casualty
                  Company is incorporated herein by reference to Exhibit No. 10.17(a) to Kemper
                  Corporation's Annual Report on Form 10-K filed March 30, 1992.
       10.17(b)   Guaranty Agreement dated December 31, 1991 by and between Kemper Corporation and
                  Lumbermens Mutual Casualty Company is incorporated herein by reference to Exhibit No.
                  10.17(b) to Kemper Corporation's Annual Report on Form 10-K filed March 30, 1992.
       10.18(a)   Stock Exchange Agreement dated March 18, 1993 by and between Kemper Corporation and
                  Lumbermens Mutual Casualty Company is incorporated herein by reference to Exhibit No.
                  10.1 to Kemper Corporation's Current Report on Form 8-K filed March 24, 1993.
       10.18(b)   First Amendment dated August 1, 1993 to Stock Exchange Agreement dated March 18,
                  1993. . .
       10.19(a)   Agreement to Form Partnership is incorporated herein by reference to Exhibit No. 10.5 to
                  Kemper Corporation's Current Report on Form 8-K filed March 24, 1993.
       10.19(b)   Master Limited Partnership Agreement dated as of July 15, 1993. . .
       10.20      Stock Purchase Agreement dated July 1, 1993 by and between Kemper Corporation and St.
                  Paul Fire and Marine Insurance Company is incorporated herein by reference to Exhibit No.
                  10 on Form 8-K filed September 15, 1993.
       10.21      Stock Purchase Agreement dated as of November 23, 1993 by and among Kemper Corporation,
                  Associated Insurance Companies, Inc. and Anthem P&C Holdings, Inc. is incorporated herein by reference to Exhibit No. 10 to Kemper Corporation's Current Report on Form 8-K filed
                  January 18, 1994.
       10.22(a)   Reinsurance Agreement dated as of May 1, 1991 by and between Kemper Investors Life
                  Insurance Company and Fidelity Life Association. . .
       10.22(b)   Reinsurance Agreement dated as of December 1, 1992 by and between Kemper Investors Life
                  Insurance Company and Fidelity Life Association. . .
       10.22(c)   Reinsurance Agreement dated March 31, 1989 by and between Federal Kemper Life Assurance
                  Company and Fidelity Life Association. . .
      * 10.23     Form of Termination Protection Agreement effective March 17, 1994. . .
      * 10.24     Performance-Based Compensation Program of Kemper Corporation. . .

* Asterisked exhibits constitute management contracts or compensatory plans or arrangements.

EXHIBIT NO.
- -----------
(11)              Statement regarding computation of per share earnings -- the computation of consolidated net income (loss) per share for the three years ended December 31, 1993 is included as a note to the Consolidated Financial Statements of the Company contained in the Annual
                  Report (see Exhibit No. 13 below).
(12)              Statement regarding computation of ratios -- not applicable.
(13)              Annual report to security holders -- selected portions, expressly incorporated by reference into this Form 10-K, of the Annual Report to Stockholders for the year ended
                  December 31, 1993. . .
(18)              Letter regarding change in accounting principles -- not applicable.
(21)              Subsidiaries of the registrant -- a list of all of Kemper Corporation's subsidiaries, except for those which, considered in the aggregate, would not constitute a significant subsidiary, is filed as Exhibit No. 21 to this Form 10-K. . .
(22)              Published report regarding matters submitted to a vote of security holders -- not applicable.
(23)              Consents of experts and counsel -- the consent of KPMG Peat Marwick is contained in ITEM
                  8 of this Form 10-K. . .
(24)              Power of attorney -- a power of attorney is included at the signature page of this Form
                  10-K above. . .
(28)              Information from reports furnished to state insurance regulatory authorities -- not applicable.
(99)              Additional exhibits -- none.