Form 10-Q
period 1994-03-31
KEMPER CORP
filed 1994-05-16
CIK 55195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
(Mark One)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended      March 31, 1994

/  /  Transition Report Pursuant to Section 13 or 15(d) of the
Securities
       Exchange Act of 1934
For the transition period from       N/A          to          N/A

Commission file number:       1-10242

                            KEMPER CORPORATION
          (Exact name of registrant as specified in its charter)

     Delaware                               36-6169781
(State or other jurisdiction of             (IRS Employer
  incorporation or organization)            Identification No.)

     One Kemper Drive
     Long Grove, Illinois                            60049-0001
(Address of principal executive offices)             (Zip Code)

                               708-320-4700
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 1, 1994, 33,286,487 shares of Kemper Corporation Common Stock, $5 par value, were outstanding.


      Sequentially numbered page 1 of 40 pages (including exhibits)
                         Exhibit Index on page 36

KEMPER CORPORATION
                             FIRST-QUARTER 1994
                                  FORM 10-Q

 PART I.  FINANCIAL STATEMENTS                                   Page
                                                                 ----

 Consolidated Balance Sheet -
    March 31, 1994 and December 31, 1993..........................  3
 Consolidated Statement of Operations -
    Three months ended March 31, 1994 and 1993....................  4
 Consolidated Statement of Cash Flows -
    Three months ended March 31, 1994 and 1993....................  5
 Notes to Consolidated Financial Statements.......................  6

 Management's Discussion and Analysis -
    Results of Operations and Financial Condition.................  9
    Investments (continuing operations)........................... 22
    Liquidity and Capital Resources............................... 33

 PART II.  OTHER INFORMATION

 ITEM 5.   Other Information...................................... 36

 ITEM 6.   Exhibits and Reports on Form 8-K....................... 36

 Signatures....................................................... 37

 Exhibit 10....................................................... 38

                                    - 2 -


                            KEMPER CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                             (in thousands, except share data)
                                        (unaudited)

                                                                                         March 31     December 31
                                                                                           1994          1993
                                                                                      -----------     -----------

  ASSETS
    Investments:
      Fixed maturities available for sale, at market
        (cost 1994, $5,637,930; 1993, $5,147,592)                                     $ 5,564,316     $ 5,333,175
      Equity securities, at market (cost 1994, $29,784; 1993, $53,366)                     36,504          98,968
      Short-term investments                                                              328,113         713,401
      Joint venture mortgage loans                                                        961,069       1,053,403
      Third-party mortgage loans                                                          125,613         153,880
      Other real estate-related investments                                               309,956         272,188
      Other loans and investments                                                         443,014         446,717
                                                                                      -----------     -----------
        Total investments                                                               7,768,585       8,071,732

    Cash (restricted  1994, $6,661; 1993, $470)                                           199,242         253,105
    Securities purchased under resale agreements                                          481,032         204,467
    Securities held by brokerage firm subsidiaries, at market                             273,806         285,695
    Accounts receivable from brokerage firms and customers                                732,523         776,971
    Other accounts and notes receivable                                                   748,079         617,458
    Reinsurance recoverable                                                               816,551         835,975
    Deferred insurance acquisition costs                                                  634,073         622,592
    Deferred investment product sales costs                                               186,081         186,931
    Other assets                                                                          286,855         299,543
    Assets of separate accounts                                                         1,890,518       1,883,656
                                                                                      -----------     -----------
      Total assets                                                                    $14,017,345     $14,038,125
                                                                                      ===========     ===========

  LIABILITIES
    Life policy benefits                                                              $ 8,163,404     $ 8,216,762
    Securities sold under repurchase agreements                                           446,984         181,879
    Securities sold, not yet purchased, at market                                          82,611          77,023
    Accounts payable to brokerage firms and customers                                     294,508         354,998
    Other accounts payable and liabilities                                                853,926         915,954
    Notes payable                                                                         392,226         349,237
    Long-term debt                                                                        392,820         393,978
    Convertible debentures of subsidiary                                                   44,200          45,651
    Liabilities of separate accounts                                                    1,890,518       1,883,656
                                                                                      -----------     -----------
      Total liabilities                                                                12,561,197      12,419,138
                                                                                      -----------     -----------

  Commitments and contingent liabilities

  STOCKHOLDERS' EQUITY
    Preferred stock-no par value (outstanding 1994 and 1993, 6,690,637 shares)            360,600         360,600
    Common stock-$5.00 par value (issued 1994, 64,882,440; 1993, 64,620,863 shares)       324,412         323,104
    Additional paid-in capital                                                            321,338         313,531
    Unrealized loss on foreign currency translations                                      (50,474)        (56,878)
    Unrealized gain (loss) on investments                                                 (66,673)        155,004
    Retained earnings                                                                   1,592,896       1,549,580
    Treasury shares, at cost (1994, 31,717,409; 1993, 31,717,505 shares)               (1,025,951)     (1,025,954)
                                                                                      -----------     -----------
      Total stockholders' equity                                                        1,456,148       1,618,987
                                                                                      -----------     -----------
      Total liabilities and stockholders' equity                                      $14,017,345     $14,038,125
                                                                                      ===========     ===========
<F1>
  See accompanying notes to consolidated financial statements.

                                     - 3 -
                                     KEMPER CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                    (in thousands, except per share data)
                                                 (unaudited)

                                                                        Three Months Ended
                                                                            March 31
                                                                      --------------------
                                                                        1994          1993
                                                                      --------    --------
  Revenue
  Asset management income                                             $119,497    $121,342
  Net investment income                                                109,173     106,760
  Insurance premium income                                              36,901      33,918
  Securities brokerage income                                          142,867     167,646
  Realized investment gain (loss)                                       29,396     (34,247)
  Other income                                                          26,700      23,737
                                                                      --------    --------
      Total                                                            464,534     419,156
                                                                      --------    --------
  Benefits and expenses
  Asset management expenses                                             66,383      72,446
  Amortized investment product sales costs                              12,901      11,279
  Insurance claim costs and policyholder benefits                      119,449     131,540
  Amortized policy acquisition costs                                    19,189      15,040
  Securities brokerage expenses                                        135,849     151,227
  Interest expense                                                      18,456      18,509
  Other expenses                                                         8,211      17,012
                                                                      --------    --------
      Total                                                            380,438     417,053
                                                                      --------    --------
      Earnings from continuing operations before income tax             84,096       2,103
                                                                      --------    --------
  Income tax (benefit)
   Current                                                              33,511      14,483
   Deferred                                                             (3,718)     (7,415)
                                                                      --------    --------
      Total income tax                                                  29,793       7,068
                                                                      --------    --------
      Income (loss) from continuing operations                          54,303      (4,965)
  Income from discontinued operations, net of tax                         -         14,633
  Gain on sales of discontinued operations, net of tax                   2,478         -
                                                                      --------    --------
      Income before cumulative effect of a change in
        accounting principle                                            56,781       9,668
  Cumulative effect of a change in accounting principle, net of tax       -          2,545
                                                                      --------    --------

      Net income                                                      $ 56,781    $ 12,213
                                                                      ========    ========
  Net income applicable to common stockholders                        $ 50,414    $ 12,213
                                                                      ========    ========
  Net income per share:
  Primary
  Income (loss) from continuing operations                            $   1.43    $  (0.14)
  Income from discontinued operations                                      .07         .30
                                                                      --------    --------
      Income before cumulative effect of a change in
        accounting principle                                              1.50         .16
  Cumulative effect of a change in accounting principle, net of tax       -            .05
                                                                      --------    --------
      Net income per share                                            $   1.50    $    .21
                                                                      ========    ========
  Fully diluted
  Income (loss) from continuing operations                            $   1.31    $  (0.14)
  Income from discontinued operations                                      .06         .30
                                                                      --------    --------
      Income before cumulative effect of a change in
         accounting principle                                             1.37         .16
  Cumulative effect of a change in accounting principle, net of tax       -            .05
                                                                      --------      ------
      Net income per share                                            $   1.37    $    .21
                                                                      ========    ========

  Cash dividends declared and paid per common share                   $    .23    $    .23
                                                                      ========    ========
<F1>
  See accompanying notes to consolidated financial statements.

                               KEMPER CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (in thousands)
                                           (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                -----------------------
                                                                                  1994           1993
                                                                                --------       --------
  Cash flows from operating activities
    Net income                                                                  $ 56,781       $ 12,213
    Reconcilement of net income to net cash provided:
      Realized investment (gain) loss                                            (29,395)        34,247
      Gains from sales of discontinued operations                                 (2,478)           -
      Life policy benefits                                                        92,031        106,923
      Accounts payable to brokerage firms and customers                          (60,490)      (276,229)
      Deferred federal income tax                                                 78,197        (39,893)
      Brokerage firm portfolios                                                    6,017        (64,042)
      Accounts receivable from brokerage firms and customers                      44,448        207,361
      Deferred insurance acquisition costs                                       (11,481)        (9,174)
      Deferred investment product sales costs                                        850         (8,886)
      Amortization on investments                                                  7,658            523
      Other accounts and notes receivable                                        (25,901)        28,129
      Other accounts payable and liabilities                                     (76,404)        28,953
      Equity income from affiliates                                               15,127         19,829
      Other                                                                        1,488         (5,574)
                                                                                 -------        -------
        Net cash provided from operating activities                               96,448         34,380
                                                                                 -------        -------

  Cash flows from investing activities
    Cash from investments sold or matured:
      Fixed maturities held to maturity                                           31,527          4,698
      Fixed maturities sold prior to maturity                                    473,214        793,226
      Equity securities                                                           63,248          8,955
      Mortgage loans, other loans and investments                                208,316        135,228
    Cost of investments purchased:
      Fixed maturities                                                          (998,298)      (556,542)
      Equity securities                                                             (379)        (2,785)
      Mortgage loans, other loans and investments                               (102,182)      (195,009)
    Short-term investments, net                                                  388,205       (345,691)
    Net receivable for securities transactions                                  (116,683)        34,450
    Other                                                                        (36,161)        (4,730)
                                                                                 -------       --------
      Net cash used in investing activities                                      (89,193)      (128,200)
                                                                                 -------       --------

  Cash flows from financing activities
    Policyholder account balances:
      Deposits                                                                   106,245        114,993
      Withdrawals                                                               (232,210)      (172,150)
    Issuance of long-term debt                                                      -             1,250
    Reduction of long-term debt                                                     (115)          (440)
    Treasury shares acquired                                                        -              (653)
    Dividends paid to stockholders                                               (13,465)       (13,486)
    Increase in notes payable, net                                                41,946         59,848
    Other                                                                         36,481         70,583
                                                                                --------       --------
      Net cash provided from (used in) financing activities                      (61,118)        59,945
                                                                                --------       --------

      Net decrease in cash                                                       (53,863)       (33,875)
      Cash, beginning of period                                                  253,105        246,040
                                                                                --------       --------
    Cash, end of period                                                         $199,242       $212,165
                                                                                ========       ========
<F1>
  See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

  1. In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of operations for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1993 Annual Report. Certain reclassifications have been made in these financial statements for 1993 to conform to the 1994 presentation.

  2. Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Net income per share reflects the effect of employee interests in Kemper Financial Companies, Inc. on a fully converted basis. The calculation of primary net income per share is as follows:

                                                                     Three Months Ended
                                                                          March 31
                                                                   ---------------------
  (in thousands, except per share data)                             1994           1993
                                                                   -------       -------

  Net income reported                                              $56,781       $12,213
  Add back:
    Dividends on redeemable securities of subsidiary                  -                *
    Interest and amortization expense on convertible
      debentures of subsidiary, net of tax                             648             *
  Deduct:
    Employee interests in subsidiary, assuming full conversion       1,133             *
    Dividends on preferred stock                                     5,882         2,187
                                                                   -------       -------
  Total                                                            $50,414       $10,026
                                                                   =======       =======
  Average common and equivalent shares outstanding                  33,621        49,404
                                                                   =======       =======
  Net income per share                                             $  1.50       $   .21
                                                                   =======       =======

          The calculation of net income per share on a fully diluted basis is as follows:

                                                                     Three Months Ended
                                                                          March 31
                                                                   --------------------
  (in thousands, except per share data)                              1994         1993
                                                                   -------       -------
  Net income reported                                              $56,781       $12,213
  Add back:
    Dividends on redeemable securities of subsidiary                  -                *
    Interest and amortization expense on convertible
      debentures of subsidiary, net of tax                             648             *
  Deduct:
    Employee interests in subsidiary, assuming full conversion       1,133             *
    Dividends on preferred stock                                     2,188         2,187
                                                                   -------       -------
  Total                                                            $54,109       $10,026
                                                                   =======       =======
  Average common and equivalent shares outstanding                  39,584        49,404
                                                                   =======       =======
  Net income per share                                             $  1.37       $   .21
                                                                   =======       =======
<F1>
    *   The effect of employee interests in Kemper Financial Companies, Inc. is anti-dilutive for the 1993 period; accordingly, net income is not adjusted.

3. Certain accounts receivable are stated less an allowance for doubtful accounts of $19.9 million at March 31, 1994.

4. The change in unrealized gains (losses), net of applicable tax, on fixed maturities and equity securities not reflected in net income were $(221.7) million and $109.7 million for the three months ended March 31, 1994 and 1993, respectively.

5. At March 31, 1994, there were 20 million authorized shares of preferred stock with 24.0 thousand shares of Series A Cumulative Convertible Preferred Stock issued and outstanding, 2.0 million shares of Series C Cumulative Preferred Stock issued and outstanding, 66.6 thousand shares of Series D Index Exchangeable Preferred Stock issued and outstanding, and 4.6 million shares of Series E Convertible Preferred Stock issued and outstanding. Of the 200 million shares of authorized common stock, there were 64.9 million issued and 33.2 million outstanding. There were 31.7 million treasury shares.

6. Kemper Corporation defines cash as cash, money market accounts and certain short-term investments with original maturities of three months or less. There were no federal income taxes paid during the three months ended March 31, 1994 and 1993. Interest payments totaled $19.7 million and $16.6 million for the three months ended March 31, 1994 and 1993, respectively.

7. The Company adopted SFAS 109, "Accounting for Income Taxes," as of January 1, 1993. SFAS 109 establishes new principles for calculating and reporting the effects of income taxes in financial statements. SFAS 109 replaced the income statement orientation inherent in the prior income tax accounting standard with a balance sheet approach. Under the new approach, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 allows recognition of deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized.

     The implementation of SFAS 109 resulted in a one-time increase to earnings of $2.5 million in the first quarter of 1993. The cumulative effect on continuing operations was an expense of $11.9 million and on discontinued operations a benefit of $14.4 million. Financial statements prior to 1993 have not been restated to apply the provisions of SFAS 109.

     Upon adoption of SFAS 109, a valuation allowance was established to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first three months of 1994, the valuation allowance was increased by $23.5 million. This increase in the valuation allowance solely relates to the increase in the net deferred federal tax asset from unrealized losses on investments.

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax asset from continuing operations are as follows:

                                                                           March 31       December 31
     (in thousands)                                                           1994            1993
                                                                           ---------      -----------
     Deferred federal tax assets:
       Real estate-related                                                  $284,176        $ 268,699
       Life policy reserves                                                  134,690          134,274
       Accrued expenses                                                       42,729           50,359
       Accrued employee benefits                                              26,486           26,663
       Unrealized losses on investments                                       23,515              -
       Other investment-related                                               22,621           22,071
       Tax capitalization of deferred acquisition costs                       20,025           18,100
       Other                                                                  18,085           17,436
                                                                            --------        ---------
         Total deferred federal tax assets                                   572,327          537,602
     Valuation allowance                                                     (75,018)         (51,503)
                                                                            --------        ---------
          Total deferred federal tax assets after valuation
          allowance                                                          497,309          486,099
                                                                            --------        ---------

     Deferred federal tax liabilities:
       Deferred insurance acquisition costs                                  221,926          217,907
       Unrealized gains on investments                                          -              81,065
       Deferred investment product sales costs                                65,128           65,426
       Depreciation and amortization                                          33,918           33,754
       Partnerships                                                            8,755            4,606
       Other investment-related                                                7,364            4,673
       Other                                                                  17,770           18,112
                                                                            --------        ---------
         Total deferred federal tax liabilities                              354,861          425,543
                                                                            --------        ---------
     Net deferred federal tax asset                                         $142,448        $  60,556
                                                                            ========        =========

     The $81.9 million change in the net deferred federal tax asset for the first quarter of 1994 is primarily attributable to an $81.1 million increase in the net deferred federal tax asset relating to the change in unrealized gains on investments. The valuation allowance of $75.0 million is subject to future adjustments, based on, among other items, the Company's estimates of future operating earnings and capital gains.

     The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1990 are currently under examination by the IRS.

8. Effective with first-quarter 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As the Company had previously classified its fixed maturities as "available for sale" and the current estimated market value of such securities was below cost, no adjustment to the Company's financial statements was required.

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total operations

Kemper Corporation and its subsidiaries (the "Company") reported net income (including discontinued operations) of $56.8 million for the first quarter of 1994, compared with $12.2 million for the same period of 1993. The improvement in first-quarter 1994 is primarily due to realized investment gains of $21.4 million, compared with realized investment losses of $20.8 million in first-quarter 1993. Net income per share for the first quarter of 1994 was $1.50 primary ($1.37 fully diluted), compared with net income of $.21 per share (both primary and fully diluted) in first-quarter 1993. Discontinued operations reported net income of $2.5 million in the first quarter of 1994, compared with $29.1 million in the first quarter of 1993.

Operating earnings for continuing operations improved to $35.4 million in the first quarter of 1994, compared with $22.3 million (before the SFAS 109 charge) in the same 1993 period. This improvement was primarily from life insurance results and reduced joint venture operating losses in the real estate companies. Reduced expenses were seen at the holding company level while asset management results remained flat despite a drop in assets under management for the quarter.

Summary of Income (Loss) by Category
(in millions)
                                               Three Months Ended March 31
                         -------------------------------------------------------------------------
                                         1994                                      1993
                         ---------------------------------     -----------------------------------
                                                               Operating
                                      Realized    Net          earnings(1)        Realized    Net
                        Operating     Investment  Income       before      SFAS   Investment  Income
                        earnings(1)   Results(2)  (Loss)       SFAS 109    109(3) Results(2)  (Loss)
                        -----------   ---------   ------       ----------  ------ ----------  ------
Asset management         $21.0         $ -         $21.0       $ 20.2     $  .9   $   -        $21.1
Life insurance            28.8          10.2        39.0         15.2       2.7     (15.6)       2.3
Securities brokerage       2.7           -           2.7          6.9      (5.5)      -          1.4
Real estate              (11.1)          8.8        (2.3)       (13.5)     (5.7)    (11.7)     (30.9)
Other operations and
   corporate              (6.0)          (.1)       (6.1)        (6.5)     (4.3)      -        (10.8)
                         -----         -----       -----       ------     -----   -------      -----
   Continuing operations  35.4          18.9        54.3         22.3     (11.9)    (27.3)     (16.9)
Discontinued operations    -             2.5         2.5          8.2      14.4       6.5       29.1
                         -----         -----       -----       ------     -----   -------      -----
   Total                 $35.4         $21.4       $56.8       $ 30.5     $ 2.5   $ (20.8)     $12.2
                         =====         =====       =====       ======     =====   =======      =====
<F1>
(1)  Net income (loss) excluding realized investment results.
<F2>
(2)  See following table for realized investment results.
<F3>
(3)  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) 109,
     which changed the method of accounting for deferred income taxes.

Realized Investment Gain (Loss)
(in thousands)
                                                  Three Months Ended March 31
                                                  ----------------------------
                                                        1994            1993
                                                  -----------        ---------
Real estate-related losses:
    Increase in reserve                             $ (21,971)       $ (24,146)
    Write-downs of real estate-related investments    (14,408)            (630)
    Realized gains on sales or other transfers         36,379             -
                                                    ---------        ---------
      Total real estate-related losses                      0          (24,776)
Fixed maturity write-downs                               (202)         (14,230)
Other gains and losses, net                            29,598            4,760
                                                    ---------        ---------
      Realized investment gain (loss) from
      continuing operations                            29,396          (34,246)

Income tax expense (benefit)                           10,443           (6,978)
                                                    ---------        ---------
      Net gain (loss) from continuing operations       18,953          (27,268)

Realized investment gain from discontinued
 operations, net of tax                                   -              6,433
Gain on sale of discontinued operations, net of tax     2,478              -
                                                    ---------        ---------
      Total                                         $  21,431        $ (20,835)
                                                    =========        =========

Revenue from continuing operations totaled $464.5 million for first-quarter 1994, compared with $419.2 million for the same 1993 period. The increase is due primarily to realized investment gains of $29.4 million in first-quarter 1994, compared with realized investment losses of $34.2 million in first-quarter 1993. Revenue from the securities brokerage segment decreased $24.7 million to $142.9 million in first-quarter 1994 (see "Securities brokerage" below). All other categories of revenue reflected slight variances which in the aggregate totaled a net increase of $6.4 million.

Book value per share at March 31, 1994 was $33.03, compared with $38.34 at year-end 1993, as unrealized depreciation on investments of $221.7 million, or $6.68 per share, in the first quarter of 1994 more than offset improvements in net income per share.

Recent Development
- - ------------------

In March 1994, General Electric Capital Corporation ("GECC") announced an unsolicited proposal to acquire the outstanding common stock of Kemper Corporation. (See Part II, Item 5 below in this Form 10-Q.) The Company believes that GECC's announcement, and the related uncertainties respecting control of the Company, may be adversely affecting the levels of sales of certain of the Company's products and services since the beginning of the second quarter of 1994.

Net income (loss) per share in the following segment discussions is on a primary basis.

Asset management

The asset management segment principally consists of Kemper Financial Services, Inc. ("KFS") and its subsidiaries, including Kemper Asset Management Company, Kemper Service Company ("KSvC") and INVEST Financial Corporation ("INVEST").

Selected Financial Highlights
(in millions, except per share data)
                                               Three Months Ended March 31
                                               ---------------------------
                                                   1994          1993
                                                   ----          ----
STATEMENT OF OPERATIONS
  Investment management fees                     $ 57.4        $ 58.8
  Commission income                                21.9          26.6
  Distribution and redemption fees                 19.0          19.0
  Transfer agent revenue                           18.2          16.6
  Investment and other income                       6.0           8.2
                                                 ------        ------
      Total revenue                               122.5         129.2
                                                 ------        ------
  Operating expenses                               66.4          75.2
  Commission expense                               22.3          31.3
  Deferral of mutual fund commissions
    and sales expense                             (12.1)        (20.2)
  Amortization of deferred mutual fund
    commissions and sales expense                  12.9          11.3
                                                 ------        ------
    Total expenses                                 89.5          97.6
                                                 ------        ------
  Earnings before income tax and
    change in accounting principle                 33.0          31.6
  Income tax expense                               12.0          11.4
                                                 ------        ------
    Net income before change
      in accounting principle                      21.0          20.2
  Cumulative effect of
    change in accounting principle                  -              .9
                                                 ------        ------
      Net income                                 $ 21.0        $ 21.1
                                                 ======        ======
Net income per share                             $  .61        $  .43
                                                 ======        ======

The asset management segment's net income for the first quarter of 1994 remained flat compared with the first quarter of 1993. Reduced management fees, commission income, investment and other income and higher amortization of commissions and sales expense were offset by higher transfer agent revenue and reduced operating expenses.

Total investment management fees in the first quarter of 1994 decreased to $57.4 million from $58.8 million in the first quarter of 1993. Investment management fees on Kemper mutual funds increased approximately $2.2 million in the first quarter of 1994, compared with the same period of 1993, as average assets of KFS' stock mutual funds and tax-exempt mutual funds were higher in the first quarter of 1994, compared with the same period last year. This increase was offset by a decline in investment management fees of approximately $1.5 million due to the loss of fees from funds managed by Selected Financial Services, Inc. ("Selected"). A new third-party manager of these funds was appointed effective May 1, 1993. In addition, beginning January 1, 1994, revenue from real estate management fees are reported in the real estate segment; these revenues totalled $2.0 million in first-quarter 1994.

Commission income decreased $4.7 million in the first quarter of 1994, compared with the first quarter of 1993, due to lower sales.

Transfer agent revenue increased $1.6 million in the first quarter of 1994, compared with the first quarter of 1993, primarily due to increased shareholder transaction volumes on Kemper mutual funds.

Certain affiliates in the securities brokerage segment reduced their use of the data communications network of KSvC in late 1993. As a result, other income in the first quarter of 1994 decreased approximately $1.8 million from the first quarter of 1993. The decrease was partially offset by a reduction in related operating expenses.

Operating expenses decreased $8.8 million in the first quarter of 1994, compared with the first quarter of 1993. Operating expenses declined due to the above-mentioned KSvC service reductions and the transfer of real estate operations to the real estate segment. Expense reductions of approximately (i) $2.7 million were realized with the closing of Selected's operations, (ii) $2.4 million occurred in advertising, literature and sales promotion, and (iii) $1.9 million were made in personnel primarily due to the reduction of production-related compensation as a result of lower stock and bond mutual fund sales. Expense reductions of $1.6 million were also realized in data processing and facilities.

Commission expenses were $22.3 million in the first quarter of 1994, compared with $31.3 million in the first quarter of 1993, due to lower sales in 1994. The reduced commission expense was the primary cause of the $8.1 million decrease in the deferral of mutual fund commissions and sales expenses. Amortization of deferred mutual fund commissions and sales expense increased $1.6 million primarily due to increased redemption activity of KFS' 12b-1 spread load mutual fund product.

Assets Under Management (in billions)
                               3/31/94   12/31/93    9/30/93    6/30/93    3/31/93
                               -------   --------    -------    -------    -------
Mutual funds:
  Bond                           $23.9      $25.7      $25.7      $25.9      $25.2
  Stock                            9.2        9.4        9.4        8.7        8.9
  Money market                    12.7       12.3       14.3       14.2       15.1
Investment advisory                4.6        4.7        4.6        4.3        4.5
Kemper Corporation subsidiaries   10.0        9.8        9.9       10.5       10.4
Kemper National Insurance
  Companies and other              7.0        7.4        7.4        7.1        7.2
                                 -----      -----      -----      -----      -----
    Total                        $67.4      $69.3      $71.3      $70.7      $71.3
                                 =====      =====      =====      =====      =====

Bond and stock mutual fund assets under management decreased $2.0 billion from December 31, 1993 primarily due to net redemptions and market depreciation. Redemptions of stock and bond funds totalled $1.5 billion in the first quarter of 1994, compared with $869 million for the same period last year. Bond funds made up 75 percent of the redemption volume in 1994, largely caused by sharply rising interest rates. Stock and bond funds had asset depreciation of approximately $1.1 billion in the first quarter of 1994 primarily caused by the market correction experienced in the first quarter. Sales of stock and bond mutual funds in the first quarter of 1994 were $898 million, compared with $1.4 billion in the first quarter of 1993. Due to the relative decline in sales of bond funds, sales of stock mutual funds increased to 42 percent of total stock and bond fund sales compared with 36 percent for the same period last year.

Money market fund assets under management increased $0.4 billion from December 31, 1993 as shareholders moved their money into short-term investments seeking safety of principal with the increase in interest rates and the decline in the markets.

The asset management industry is becoming increasingly competitive, with a proliferation of products being offered in the marketplace, including proprietary products offered by banks and brokerage firms. Individuals are assuming greater control over their savings and retirement investments and are placing greater emphasis on asset allocation and controlling risk. The Company has adopted certain business strategies to address these competi-tion issues, such as brand name marketing emphasizing long-term investment performance, distribution through diversified channels, cost control and improved service through internalization of its shareholder accounting system (scheduled for completion in late 1994) and expansion of international investment capabilities. In March 1994, KFS hired a Director of International Equities to further strengthen and enhance its international abilities to take advantage of the investment opportunities overseas. The Company is continuing to expand its product line to satisfy the needs of its customers.

In late May 1994, KFS is planning to establish for many of its funds, subject to approval by the shareholders of such funds, a multiple class structure to provide fund shareholders with the choice of either (i) the traditional front-end load option, or (ii) a spread load (contingent deferred sales charge) option charging annual 12b-1 distribution fees (certain of KFS' funds already provide a variation of this option), or
(iii) a level load option charging annual service and 12b-1 fees with no advance commission on the sale. Under this structure, KFS would offer a broad product line with 21 stock and bond funds, each in these three configurations, in place of 33 stock and bond funds currently offered. In addition, KFS would offer for qualifying investors (mainly institutions making large investments) a no-load and no distribution fee option. The Company believes this multiclass structure would, among other things, encourage additional investment in the funds and help maintain the competitive position of such funds in relation to other funds which may offer such choices.

Life insurance

The life insurance segment consists of Federal Kemper Life Assurance Company and Kemper Investors Life Insurance Company.

Selected Financial Highlights
(in millions, except per share data)
                                        Three Months Ended March 31
                                        ---------------------------
                                           1994              1993
                                         ------            ------
STATEMENT OF INCOME
Investment income                        $ 122.0           $ 124.9
Premium revenue                             36.9              33.9
Other income                                24.0              19.0
Realized investment gain (loss)             15.6             (16.6)
                                         -------           -------
  Total revenue                            198.5             161.2
                                         -------           -------
Benefits to policyholders                  119.5             131.5
Commissions, taxes, licenses and fees       17.0              18.4
Operating expenses                          13.3              13.3
Deferral of policy acquisition costs       (30.7)            (24.2)
Amortization of deferred policy
  acquisition costs                         19.2              15.1
                                         -------           -------
  Total benefits and expenses              138.3             154.1
                                         -------           -------
Earnings before income tax and
  change in accounting principle            60.2               7.1
Income tax expense                          21.2               7.5
                                         -------           -------
  Net income (loss) before change
    in accounting principle                 39.0               (.4)
Cumulative effect of change
  in accounting principle                    -                 2.7
                                         -------           -------
  Net income                             $  39.0           $   2.3
                                         =======           =======
Realized investment gain (loss),
  net of tax                             $  10.2           $ (15.6)
                                         =======           =======
Operating earnings                       $  28.8           $  17.9
                                         =======           =======
Per share:
  Operating earnings                     $   .85           $   .36
                                         =======           =======
  Net income                             $  1.15           $   .05
                                         =======           =======

The life insurance segment reported improved net income in the first quarter of 1994, compared with the first quarter of 1993. The improvement in 1994 was primarily the result of realized investment gains, increases in spread income, favorable mortality results and an increase in premium revenue.

The segment's after-tax realized investment results included real estate-related losses of $9.9 million and $6.2 million in the first quarters of 1994 and 1993, respectively, and after-tax write-downs and restructurings of certain below investment-grade securities totaling $0.1 million and $14.2 million in the first quarters of 1994 and 1993, respectively. These losses were offset by other realized investment gains of $20.2 million and $4.8 million during the first quarters of 1994 and 1993, respectively, primarily from the sale of common stocks in 1994 and fixed maturities in 1993. (See INVESTMENTS below.)

Operating earnings for the life insurance segment improved in the first quarter of 1994, compared with the first quarter of 1993, primarily due to increased spread income as crediting rates declined at a faster rate than the slight decline in investment income. Continuing a strategy implemented during 1992, the life insurance segment continued to reduce crediting rates on certain of its fixed annuity and interest-sensitive life insurance products. Such reductions in crediting rates occur on a gradual basis and can improve operating earnings over time. Investment income was negatively impacted in the first quarters of 1994 and 1993 by a continuing shift to higher-quality, lower-yielding investments and foregone income on nonperforming investments. Mitigating these factors somewhat were the benefits from capital contributions of $70.0 million in 1993 as well as sales of certain real estate-related assets to the Company's real estate subsidiaries totaling $80.8 million in first-quarter 1994 and $447.1 million in 1993, respectively, and rising investment yields on new money during the first quarter of 1994.

Life insurance sales
(in millions)
                                   Three Months Ended March 31
                                   ---------------------------

                                     1994              1993
                                   -------           -------
Annuities:
  General account                  $  77.2           $ 100.6
  Separate account                    77.4              66.4
                                   -------           -------
    Total annuities                  154.6             167.0
                                   -------           -------
Life insurance:
  Term and other                      36.5              20.0
  Interest-sensitive                  20.3              41.7
                                   -------           -------
    Total life insurance              56.8              61.7
                                   -------           -------
      Total sales                  $ 211.4           $ 228.7
                                   =======           =======

Sales of term and other life products include both renewal premiums and new product sales. Despite declining sales of new term life products, premium revenue increased during the first quarter of 1994, compared with the first quarter of 1993, due to increasing renewal premiums on term life products. The segment issued new life insurance business in the first quarter of 1994 of $3.8 billion in face amount, down from $4.5 billion in first-quarter 1993, due in part to competitive conditions. Total life insurance in force grew to $92.5 billion at March 31, 1994, compared with $91.3 billion at December 31, 1993. The decrease in general account annuity sales and interest-sensitive life insurance sales reflects the Company's continuing strategy to direct its sales efforts toward separate account products, which pose minimal investment risk for the Company and increase administrative fees earned. Reflecting this strategy, the separate account sales for the first quarter of 1994 increased by approximately 16.6 percent compared with the same period in 1993.

To address its competition, the Company has adopted certain business strategies. These include additional reductions of real estate-related assets; continued focus on existing and new term and variable annuity products; distribution through diversified channels, with new emphasis on INVEST's financial institution clients and Kemper Securities, Inc.'s retail base; and ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology.

Included in other income were administrative fees received from the segment's separate account (variable annuity) products of $5.2 million in the first quarter of 1994, compared with $4.0 million in the first quarter of 1993. Administrative fee revenue increased in the first quarter of 1994 due to increases in separate account assets. Other income also included surrender charge revenue of $3.8 million in the first quarter of 1994, compared with $3.2 million in the first quarter of 1993. The higher level of surrender charge revenue reflected an increase in policyholder withdrawals primarily as a result of the planned reductions in crediting rates on fixed annuities.

Commissions, taxes, licenses and fees were lower in the first quarter of 1994, compared with the first quarter of 1993, reflecting lower annuity and life insurance sales. The higher level of deferral of policy acquisition costs reflected an increased level of imputed interest capitalized on deferred insurance acquisition costs due to improvements in projected future revenue streams. The amortization of policy acquisition costs increased during the first quarter of 1994, compared with the first quarter of 1993, primarily as the result of the level of nonperforming real estate-related assets and improvements in net income during the first quarter of 1994, compared with the first quarter of 1993. The current level of nonperforming real estate-related assets has reduced the present value of future estimated gross profits, thereby accelerating the amortization of policy acquisition costs.

Operating expenses in the first quarter of 1994 were flat, compared with first-quarter 1993, as a result of expense control and the integration of the two life insurance subsidiaries' operations and management. Overall operating expenses in the life insurance segment have dropped significantly since 1992.

Since year-end 1990, the Company has taken many steps to improve the financial strength and competitive marketing position of its life insurance subsidiaries. These steps included adjustments in crediting rates; reductions in below investment-grade securities; a strategy not to embark on new real estate projects; additional provisions for real estate-related losses; sales of $720.2 million of certain real estate-related investments to the Company's real estate subsidiaries; third-party sales and refinancings of certain mortgage loans; approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company; a parental guarantee of any indebtedness; and capital contributions of $275.8 million. The statutory surplus ratio for the segment improved to 9.4 percent at March 31, 1994 from 9.2 percent at December 31, 1993, 7.9 percent at December 31, 1992 and 1991, and 5.4 percent at year-end 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

Invested assets and cash
(in millions)
                                                 March 31           December 31
                                                   1994                 1993
                                                -----------         -----------
Cash and short-term investments               $  185    2.4%      $  571    7.2%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                            3,790   50.0        3,548   44.6
    NAIC(1) Class 2                            1,563   20.6        1,557   19.5
  Below investment-grade:(2)
    Performing                                   206    2.7          222    2.8
Equity securities                                 36     .5           98    1.2
Joint venture mortgage loans(3)                  876   11.6          993   12.5
Third-party mortgage loans(3)                    126    1.7          145    1.8
Other real estate-related investments(3)         380    5.0          405    5.1
Other                                            421    5.5          424    5.3
                                              ------  -----       ------  -----
Total(4)                                      $7,583  100.0%      $7,963  100.0%
                                              ======  =====       ======  =====
<F1>
(1)  National Association of Insurance Commissioners (NAIC).
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+
<F2>
(2)  Excludes $101 million, or 1.3%, and $143 million, or 1.8%, at March 31, 1994 and December 31, 1993, respectively, of bonds carried in other real estate-related investments.
<F3>
(3)  See table captioned "Summary of gross and net real estate investments at page 26 below.
<F4>
(4)  See INVESTMENTS below.

Other selected balance sheet data
(in millions)
                                                 March 31           December 31
                                                   1994                 1993
                                                -----------         -----------
Deferred insurance acquisition costs               $   634             $   623
Assets of separate accounts                          1,891               1,883
Total assets                                        11,271              11,577
Life policy benefits(1)                              7,347               7,381
Stockholder's equity                                   952               1,136

<F1>
(1)  Net of ceded reinsurance.

                                   - 17 -
Securities brokerage

The securities brokerage segment primarily consists of Kemper Securities, Inc. ("KSI").

Selected Financial Highlights
(in millions, except per share data)
                                                             Three Months Ended March 31
                                                            ----------------------------
                                                             1994                   1993
                                                            -------               ------
STATEMENT OF INCOME
Commissions                                                 $111.4                $123.5
Interest and dividend income                                  17.1                  18.6
Securities gains, net                                          1.4                  13.6
Investment banking fees                                        6.9                   4.5
Other income                                                  14.6                  16.1
                                                            ------                ------
  Total revenue                                              151.4                 176.3
                                                            ------                ------
Production-related compensation                               61.7                  69.7
Other operating expenses                                      75.9                  84.4
Interest expense                                              10.1                  11.9
                                                            ------                ------
  Total expenses                                             147.7                 166.0
                                                            ------                ------
  Earnings before income tax and change in
    accounting principle                                       3.7                  10.3
  Income tax expense                                           1.0                   3.4
                                                            ------                ------
  Net income before change in accounting principle             2.7                   6.9
Cumulative effect of change in accounting principle            -                    (5.5)
                                                            ------                ------
  Net income                                                $  2.7                $  1.4
                                                            ======                ======
Net income per share                                        $  .08                $  .03
                                                            ======                ======

The securities brokerage segment had net income of $2.7 million, or $.08 per share, for the first quarter of 1994, compared with net income of $1.4 million, or $.03 per share, for the same period in 1993.

Revenue for the segment was $151.4 million, a decrease of $24.9 million from the first quarter of 1993, indicative of the generally weaker credit and equity markets in 1994 and reflecting reduced investment consultant (registered representative) head count. Commission revenues decreased $12.2 million, primarily in fixed-income products, to $111.4 million for the quarter. While producer head count declined by approximately 13 percent when comparing first-quarter 1994 with first-quarter 1993 primarily due to the mid-1993 rumors that KSI was for sale, commission per investment consultant improved by approximately 5 percent.

To further increase revenue both for the segment and from sales of the financial and insurance products of the asset management and life insurance segments, the Company adopted certain business strategies. These include, in addition to KSI's ongoing retail focus, more coordination of the Company's distribution functions at both INVEST and KSI and plans to increase the number of investment consultants, particularly those focused on sales of packaged products.

The decline in securities gains revenue of $12.2 million in the first quarter of 1994, compared with first-quarter 1993, reflected the volatility in the credit markets during the current period as concerns over interest-rate tightening caused significant market declines. In contrast, the first quarter of 1993 saw strong credit markets, in particular in the tax-exempt UIT arena, which allowed the segment to post gains of $13.6 million during the first quarter of 1993.
Investment banking fees increased from 1993 levels by $2.4 million to $6.9 million, reflecting management's refocus on corporate finance activities which culminated in senior manager roles in two equity initial public offerings in the first quarter of 1994. Other income decreased in the first-quarter 1994 by $1.5 million as first-quarter 1993 income included revenue from the disposition of certain investments.

A decrease in securities interest and dividend income of $1.5 million was offset by a decrease in interest expense of $1.8 million. These reductions are attributable primarily to the disposition of mortgage-backed securities and related bonds. The decrease was partially offset by the increased costs of financing securities held and receivables from other broker-dealers and customers.

Total expenses decreased $18.3 million, from $166.0 million in first-quarter 1993, to $147.7 million in first-quarter 1994, largely as a result of continued focus on cost containment.

Production-related compensation decreased $8.0 million due to lower commission expense to investment consultants and reduced production-based bonus accruals. Other operating expenses decreased $8.5 million as the benefits of cost containment programs have begun to take effect. Specifically, when comparing the first quarters of 1994 and 1993, non-production compensation, electronic communication, data processing and general administrative expenses have all declined. In addition, other expenses also decreased, in part due to lower litigation-related expenses. As announced earlier in 1994, this segment settled certain significant litigation matters within established reserves.

Real estate

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. These subsidiaries have recourse obligations in favor of, and hold loans subordinate to, loans by the Company's life insurance subsidiaries.

Selected Financial Highlights
(in millions, except per share data)
                                   Three Months Ended March 31
                                   ---------------------------

                                      1994             1993
                                    -------          -------
STATEMENT OF INCOME
Joint venture operating losses     $ (16.4)         $ (20.2)
Investment income and other            3.5              6.4
Realized investment gain (loss)       13.7            (17.6)
                                   -------          -------
  Total revenue                         .8            (31.4)
                                   -------          -------
Operating expenses                     3.4              5.4
Interest expense                        .9               .2
                                   -------          -------
   Total expenses                      4.3              5.6
                                   -------          -------
Loss before income tax and change
  in accounting principle             (3.5)           (37.0)
Income tax benefit                    (1.2)           (11.8)
                                   -------          -------
  Net loss before change in
    accounting principle              (2.3)           (25.2)
Cumulative effect of change in
  accounting principle                 -               (5.7)
                                   -------          -------
    Net loss                       $  (2.3)         $ (30.9)
                                   =======          =======
Realized investment gain (loss),
net of tax expense (benefit)       $   8.8          $ (11.7)
                                   =======          =======
Operating loss                     $ (11.1)         $ (19.2)
                                   =======          =======
Per share:
   Operating loss                  $  (.32)         $  (.39)
                                   =======          =======
   Net loss                        $  (.06)         $  (.63)
                                   =======          =======

The joint venture operating loss decline in the first quarter of 1994 was primarily due to sales and restructurings completed with certain joint ventures which reduced the level of losses the Company was required to record. In addition, an increased level of joint venture nonaccrual loans reduced the Company's share of joint venture interest expense. This in turn reduced the level of losses recorded by the Company, since the Company makes an adjustment to its joint venture operating losses based on the amount of nonaccrual loans on these same ventures.

Effective January 1, 1994, real estate management fee income and expenses are recorded in the real estate segment, whereas previously they were included in the asset management segment. The net impact of this reclassification is immaterial to the Company. In addition, investment and other income decreased by $2.9 million in the first quarter of 1994, with a similar decrease in operating expenses, because Kemper Real Estate Management Company became 50-percent owned and unconsolidated in March 1993.

Sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of additions to reserves and write-downs in the first quarter of 1994.

The following table reflects selected balance sheet data of the real estate segment. See INVESTMENTS below.

Selected balance sheet data
(in millions)
                                                March 31          December 31
                                                  1994                1993
                                                --------          -----------
Cash and short-term investments                   $ 21              $ 13
Joint venture mortgage loans(1)                     85                60
Third-party mortgage loans(1)                        -                 9
Other real estate-related investments(1)           (70)             (135)
Other                                                3                 4
                                                  ----              ----
    Total invested assets and cash                $ 39              $(49)
                                                  ====              ====

Net deferred federal tax asset                    $170              $168
Total assets                                       280               187
Long-term debt                                      13                13
Stockholder's equity                               248               163

<F1>
(1)  See table captioned "Summary of gross and net real estate investments" at page 26 below.


Other operations and corporate

This category consists of the holding company income and expenses of both Kemper Corporation and Kemper Financial Companies, Inc., a 96 percent-owned downstream holding company.

Other operations and corporate reported a net loss of $6.1 million for the first quarter of 1994, compared with a net loss of $10.8 million for the same period in 1993. Results for 1993 include a charge of $4.3 million for the adoption of SFAS 109, which changed the method of accounting for deferred income taxes. Interest income increased primarily due to higher average short-term investments for the 1994 period. This increase was substantially offset by increased interest expense and operating expenses. The increase in interest expense is primarily due to the $200 million in bonds issued in September 1993.

Discontinued operations

Discontinued operations primarily include the Company's former primary property-casualty insurance, reinsurance and risk management subsidiaries, all of which were divested in the second half of 1993. The Company had recorded net income of $14.6 million from these operations in the first quarter of 1993. In first-quarter 1994, the Company recorded an additional gain on the sales of discontinued operations of $2.5 million as certain contingent liabilities were settled. At March 31, 1994, $44.1 million in reserves remain for other contingent liabilities related to such dispositions.

INVESTMENTS
(continuing operations)

The Company's invested assets predominately reflect investments of its life insurance and real estate subsidiaries. The Company's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting insurance contracts written by its life insurance subsidiaries. The Company's subsidiaries make shifts in their investment portfolios depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions.

Invested assets and cash
(in millions)
                                                 March 31           December 31
                                                   1994                 1993
                                              -------------       -------------
Cash and short-term investments               $  527    6.6%      $  967   11.6%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                            3,791   47.6        3,548   42.6
    NAIC(1) Class 2                            1,563   19.6        1,558   18.7
  Below investment-grade:(2)
    Performing                                   211    2.6          227    2.7
Equity securities                                 36     .5           99    1.2
Joint venture mortgage loans(3)                  961   12.1        1,053   12.6
Third-party mortgage loans(3)                    126    1.6          154    1.8
Other real estate-related investments(3)         310    3.9          272    3.3
Other                                            443    5.5          447    5.5
                                              ------  -----       ------  -----
Total                                         $7,968  100.0%      $8,325  100.0%
                                              ======  =====       ======  =====
<F1>
(1)  National Association of Insurance Commissioners (NAIC).
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+
<F2>
(2)  Excludes $187 million, or 2.3%, and $171 million, or 2.0%, at March 31, 1994 and December 31, 1993, respectively, of bonds carried in other real estate-related investments.
<F3>
(3)  See table capitoned "Summary of gross and net real estate investments" at page 26 below.

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at March 31, 1994 was $73.6 million, or $2.22 per share, compared with unrealized appreciation of $120.6 million, net of tax, or $3.67 per share, at December 31, 1993. The Company does not tax benefit the aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

During each of the last three years, the Company repositioned its fixed maturity investments and increased the relative and absolute levels of investment-grade fixed maturities and cash and short-term investments held. At March 31, 1994, investment-grade fixed maturities and cash and short-term investments accounted for 73.8 percent of the Company's invested assets and cash, compared with 72.9 percent at December 31, 1993. Approximately 65 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at March 31, 1994.

Approximately one-third of the Company's investment-grade fixed maturities at March 31, 1994, were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC) and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality.

Markets for the Company's investments in mortgage-backed securities have been and are expected to remain liquid. Due to the fact that the Company's investments in mortgage-backed securities predominately date from 1992 and 1993, the current rise in interest rates is not expected to cause any material extension of the average maturities of these investments. Inasmuch as most of these investments were purchased by the Company at discounts, any prepayment activity is not expected to result in any material losses to the Company because any prepayment would generally accelerate the reporting of the discounts as investment income. Given the credit quality, liquidity and anticipated payment characteristics of the Company's investments in mortgage-backed securities, the Company does not believe that they present material risks.

Net investment income

The following table shows each segment's contribution to the Company's net investment income:

Net investment income before taxes
(in millions)
                                                 Three Months Ended March 31
                                                 ---------------------------
                                                   1994                1993
                                                  ------              ------
Life insurance                                    $122.0              $124.9
Real estate                                        (14.6)              (18.4)
Other and eliminations                               1.8                  .3
                                                  ------              ------
     Total                                        $109.2              $106.8
                                                  ======              ======
Investment yields:
    Life insurance                                  6.28%               6.58%
                                                  ------              ------
    Total                                           5.36%               5.59%
                                                  ------              ------

Included in pretax net investment income is the Company's share of the operating losses from equity investments in real estate. The Company's share of real estate operating results, which generally has been 50 percent, increased to 100 percent on certain of its equity investments beginning in 1993. The Company's share of real estate operating losses (excluding write-downs) totaled $16.5 million and $23.3 million for the quarters ended March 31, 1994 and 1993, respectively. The operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's pretax yields on its average invested assets are net of foregone investment income equal to 67 and 76 basis points for the first quarter of 1994 and 1993, respectively. The Company's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was $13.2 million and $14.1 million at March 31, 1994 and 1993, respectively. Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on these loans excluded from the Company's share of joint venture operating results. Based on total nonperforming securities and real estate-related investments on nonaccrual status at March 31, 1994, the Company estimates foregone investment income in 1994 will decrease slightly compared with the 1993 level. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's 1994 investment income and realized investment results.

The Company believes that future net investment income, results of operations and cash flow can be affected by the Company's current investment policy emphasizing investment-grade, lower-yielding securities, as well as by real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. The Company expects, however, that such adverse effects should be offset to some extent by certain advantages that it expects to realize over time from its other investment strategies, its life insurance product mix and its continuing cost control measures. Other mitigating factors include marketing advantages that could result from the Company having lower levels of investment risk and earnings improvements from its life insurance operations' ability to adjust crediting rates on annuities and interest-sensitive life products over time.

Realized investment results

Reflected in the results from continuing operations are after-tax realized investment gains of $18.9 million for first-quarter 1994, compared with realized investment losses of $27.3 million for first-quarter 1993. Fixed maturity write-downs decreased due to the increased quality of the Company's fixed maturity portfolio. Other realized gains of $20.2 million (primarily from the sale of equities) and $4.8 million (primarily from the sale of fixed maturities) in the first quarters of 1994 and 1993, respectively, were also taken in the life insurance segment.

Unrealized gains and losses on fixed maturity investments are not reflected in the Company's results of operations. These changes in unrealized value are included as a separate component of stockholders' equity, net of any applicable income tax expense. If and to the extent a fixed maturity investment suffers an other-than-temporary decline in value, however, such security is written down to net realizable value, and the write-down adversely impacts net income.

The Company regularly monitors its investment portfolio and as part of this process reviews its assets for possible impairments of carrying value. Because the review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

For mortgage loans and other real estate-related investments, reserves are established when declines in collateral values, estimated in light of current economic conditions and calculated in conformity with SFAS 114, "Accounting by Creditors for Impairment of a Loan," indicate a likelihood of loss. The additions to the provision for real estate-related losses include increases to reserves on loans, write-downs to fair value of certain real estate-related assets and the Company's share of write-downs by joint ventures.

A valuation allowance was established upon adoption of SFAS 109 to reduce the deferred tax asset for real estate-related investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized.

Below investment-grade securities
(excluding real estate-related bonds)

At March 31, 1994, below investment-grade securities holdings (NAIC classes 3 through 6) decreased to 2.6 percent of cash and invested assets, compared with 2.7 percent at December 31, 1993.

Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last three years, the Company significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace. The Company's below investment-grade holdings decreased through sales, maturities, restructurings, market value adjustments and write-downs.

At March 31, 1994, below investment-grade securities of approximately 12 issuers were held by the Company. Write-downs and restructurings on below investment-grade securities for first-quarter 1994 totaled $.2 million pretax, compared with $14.2 million for first-quarter 1993.

Real estate-related investments

The $1.4 billion real estate portfolio held by the Company's continuing operations constituted 17.6 percent of cash and invested assets at March 31, 1994, down from 17.7 percent at December 31, 1993. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company, Lumbermens Mutual Casualty Company ("Lumbermens") or their respective affiliates have taken ownership positions in joint ventures with a small number of partners.

  Summary of gross and net real estate investments
  (in millions)
                                       March 31, 1994                           December 31, 1993
                                 --------------------------------        --------------------------------
                                           Life       Real estate                  Life       Real estate
                                  Total    segment    segment            Total     segment    segment
                                 ------   --------    -----------        -----     -------    -----------

  Investments before
    reserves, write-downs,
    net joint venture operating
    losses:
  Joint venture mortgages        $1,173   $  982      $  191             $1,306    $1,121     $ 185
  Third-party mortgages             126      126          -                 154       145         9
  Other real estate
      investments                 1,177      492         685              1,092       484       608
                                 ------   ------      ------             ------    ------     -----
    Subtotal                      2,476    1,600         876              2,552     1,750       802

  Reserves                         (468)     (98)       (370)              (446)      (89)     (357)
  Write-downs                      (361)     (99)       (262)              (355)      (96)     (259)
  Cumulative net operating losses
    of joint ventures owned        (250)     (21)       (229)              (272)      (22)     (250)
                                 ------   ------      ------             ------    ------     -----

  Net real estate investments    $1,397   $1,382      $   15             $1,479    $1,543     $ (64)
                                 ======   ======      ======             ======    ======     =====

  As reflected in the table on the following page, the Company has continued to fund both existing projects and legal commitments. Total future legal commitments were $622.0 million at March 31, 1994. This amount represented a net decrease of $14.8 million since December 31, 1993, largely due to fundings in first-quarter 1994. As of March 31, 1994, the Company expects to fund approximately $268.6 million of these legal commitments, along with providing capital to existing projects. The commitments, along with estimated costs to complete, are considered in the Company's evaluation of reserves and write-downs.

  Generally, at the inception of a real estate loan, the Company anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although the Company is not legally committed to do so. As a result of the current weakness in the real estate markets and fairly restrictive lending practices by other lenders in this environment, the Company expects that all or most loans maturing in 1994 will be rolled over, restructured or foreclosed.

  Excluding the $95.5 million of real estate owned and a $71.3 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $1,372.4 million at March 31, 1994, after reserves and write-downs. Of this amount, $819.3 million are on accrual status. Of these accrual loans, 57.4 percent have terms requiring current periodic payments of their full contractual interest, 28.1 percent require only partial payments or payments to the extent of cash flow of the borrowers, and
  14.5 percent defer all interest to maturity.

Real estate portfolio
(in millions)
                                 Mortgage loans       Other real estate-related investments
                                 --------------       -------------------------------------
                                                                      Real
                                 Joint      Third             Other   estate    Equity
                                 venture    party     Bonds   loans   owned     investments  Total
                                --------   ------    ------   -----   ------    -----------  --------
Balance at December 31, 1993    $1,053.4   $153.9    $174.2   $114.5  $78.2     $(94.7)     $1,479.5(1)
Additions (deductions):
Fundings                            20.5      1.5      30.3      3.6    5.4       17.8          79.1
Interest added to principal           .2      -        -        -       -          -              .2
Sales/Paydowns/Distributions        (7.4)    (1.2)     (8.3)    (5.3)  (5.2)      ( .6)        (28.0)
REIT(2)                            (93.4)     -       (15.9)   (11.7)   -         (2.4)       (123.4)
Maturities                           -        -         -       (6.2)   -          -            (6.2)
Rollovers at maturity:
  Principal                          -        -         -        6.2    -          -             6.2
Joint venture operating loss         -        -         -        -      -        (16.5)        (16.5)
Transfers to real estate owned       -      (19.1)      -      (10.7)  29.8        -             -
Realized investment gain (loss)     35.6     ( .7)     10.6    (51.1) (13.3)      18.9           -
Other transactions                 (47.9)    (8.8)     ( .6)    56.2     .6        6.2           5.7
                                  ------   ------    ------    -----  -----     ------      --------
Balance at March 31, 1994         $961.0   $125.6    $190.3    $95.5  $95.5     $(71.3)     $1,396.6(3)
                                  ======   ======    ======    =====  =====     ======      ========
<F1>
(1)  Net of $744.1 million reserve and write-downs.  Excludes $80.7 million of real estate-related accrued interest.
<F2>
(2)  Reflects the first-quarter 1994 formation of a real estate investment trust (REIT) with
     Prime Group, Inc.
<F3>
(3)  Net of $779.3 million reserve and write-downs.  Excludes $73.3 million of real estate-related accrued interest.

Other real estate-related investments

The Company's real estate-related bonds, all of which are presently rated below investment-grade, were issued to the Company by real estate finance or development companies generally to provide financing for the Company's joint ventures for such purposes as land acquisition, construction/ development, refinancing debt, interest and other operating expenses.

Like the bonds, the other real estate loans are notes receivable that generally are unsecured. These loans have provided financing to joint ventures for purposes similar to those funded by real estate-related bonds.

The deficit in equity investments in real estate at March 31, 1994, consists of $163.4 million of loans to Spanish projects (described below), $60.7 million of unsecured loans to joint ventures treated as equity investments, a $215.2 million deficit in the Company's net equity investments in joint ventures and reserves of $80.2 million. The deficit includes the Company's share of periodic operating results. The deficit is considered in the Company's evaluation of reserves and write-downs. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned at March 31, 1994, includes $87.9 million of deeds in lieu of foreclosure and $7.6 million of certain purchased properties. Real estate owned at March 31, 1994, is net of $47.4 million of write-downs.

Real estate concentrations

The Company's portfolio is distributed by property type and geographic location. Real estate markets have been depressed in recent periods in areas where most of the Company's real estate portfolio is located.

Approximately half of the Company's real estate holdings are in California and Illinois. In California, real estate market conditions have continued to be worse than in many other areas of the country.

The Company's real estate portfolio at March 31, 1994, also included $163.4 million of loans carried as equity investments in real estate (net of write-downs, foreign currency translations and cumulative operating losses) related to land for office and retail development and residential projects located in Spain. The Spanish projects accounted for $12.4 million of fundings during the first quarter of 1994 and represented approximately 11.7 percent of the Company's real estate portfolio at March 31, 1994. These investments, which began in the late 1980s, accounted for $41.9 million of the March 31, 1994, off-balance-sheet legal commitments, which the Company expects to fully fund.

Undeveloped land, including the Spanish projects, represented approximately 22.2 percent of the Company's real estate portfolio at March 31, 1994. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements from the Company. The values of development projects are dependent on a number of factors, including obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially.

At March 31, 1994, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $494.4 million, or 35.4 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflects the first-quarter formation of a REIT (see preceding table) and includes $44.1 million in fundings during first-quarter 1994. Prime Group-related commitments accounted for $432.9 million of the off-balance-sheet legal commitments at March 31, 1994, of which the Company expects to fund $125.7 million.

Effective January 1, 1993, the Company formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. As MLP partners, the Company and Lumbermens have participated in funding certain cash needs of the Bedford-related projects. During first-quarter 1994, the Company provided $17.7 million of fundings to projects in the MLP.
At March 31, 1994, these projects accounted for $131.0 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund $108.3 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. The MLP has reduced the Company's share of the operating losses from Bedford-related ventures that the Company would otherwise have recorded. The Company records 50 percent of the operating results of the ventures held by the new partnership. Of the Company's real estate portfolio at March 31, 1994, approximately $508.0 million, or 36.4 percent, represented loans to and investments in MLP-owned joint ventures.

Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interests in ventures in which Bedford, the Company, Lumbermens and their respective subsidiaries previously shared ownership interests. Bedford was released from certain recourse liabilities owed to the MLP, the ventures, Lumbermens, the Company and certain of their respective subsidiaries. Because the Company's reserve methodology does not take any credit for such recourse and because the Company in 1993 had already been recording 50 percent of the operating results of the related ventures, this transaction, which simplifies the management of the Company's portfolio, does not have any material adverse impact on the Company's results of operations or financial condition.

Real estate reserve and troubled real estate

The Company monitors its real estate portfolio and identifies changes in the relevant real estate marketplaces, the economy and each borrower's circumstances. The Company establishes its provisions for real estate-related losses on the basis of its valuations of the related real estate, estimated in light of current economic conditions and calculated in conformity with SFAS 114. The adoption of SFAS 114 in 1993 had no material effect on the Company's financial statements. The Company evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Because the Company's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

The Company added $22.0 million to its real estate reserves in the first quarter of 1994 primarily to match the elimination of negative (the deficit in) carrying values of certain equity investments in real estate, which investments the Company sold or transferred to third parties during the first quarter. As described under "Other real estate-related investments" above, the Company's deficit in equity investments in real estate is considered in the Company's evaluation of reserves and write-downs. While the real estate subsidiaries as equity owners recognized gains on the first-quarter 1994 transactions, the additions to the reserves also affected the life insurance segment where most of the Company's loans are held. The Company's real estate reserve was allocated as follows:

Real estate reserve
(in millions)
                              Joint venture            Other real
                                 mortgage            estate-related
                                   loans               investments               Total
                           ------------------      ------------------       ------------------
                           Life       Real         Life       Real          Life       Real
                           insurance  estate       insurance  estate        insurance  estate
                           segment    segment      segment    segment       segment    segment
                           ---------  -------      ---------  -------       ---------  -------

Balance at 12/31/93        $53.9      $128.6       $35.8      $227.3        $89.7      $355.9
Asset transfer               -           -          (2.5)        2.5         (2.5)        2.5
Change in reserve          (17.9)      (17.6)       28.9        28.6         11.0        11.0
                           -----      ------       -----      ------         ----      ------
Balance at 3/31/94         $36.0      $111.0       $62.2      $258.4        $98.2      $369.4
                           =====      ======       =====      ======        =====      ======

In addition to the reserve, the Company's provision for real estate-related losses included cumulative write-downs totaling $311.7 million (life insurance segment, $99.2 million; real estate segment, $212.5 million) at March 31, 1994, and $298.5 million (life insurance segment, $96.0 million; real estate segment, $202.5 million) at December 31, 1993.

The Company's real estate reserve and write-downs increased in 1993 primarily due to declining valuations in the Company's real estate portfolio. The declining valuations in 1993 reflected the Company's view, based on economic data then available, that there will be slower than previously anticipated economic growth in the future and therefore slower absorption of real estate, particularly undeveloped land. Due to the Company's assessment for slower economic growth, in the regions where its principal holdings of real estate are concentrated, the Company's plans with respect to certain projects were changed to reflect deferrals of their commencement or completion.

The following table is a summary of the Company's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs)
(in millions)
                                        March 31          December 31
                                          1994                1993
                                        --------           --------
Potential problem loans (1)             $   32.9           $   20.2
Past due loans (2)                            .2                6.1
Nonaccrual loans (3)
    Life insurance segment                 639.1              755.8
    Real estate segment                    410.0              372.0
Restructured loans (4)
 (currently performing)                     59.3               59.5
Real estate owned (5)                      142.9              107.5
                                        --------           --------
    Total                               $1,284.4(6)        $1,321.1
                                        ========           ========
<F1>
(1)  These are real estate-related investments where the Company, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which the Company anticipates may go into nonaccrual, past due or restructured status.
<F2>
(2)  Interest more than 90 days past due but not on nonaccrual status.
<F3>
(3)  The Company does not accrue interest on real estate-related investments when the likelihood of collection of interest is doubtful.
<F4>
(4)  The Company defines a "restructuring" of debt as an event whereby the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider.  Such concessions either stem from an agreement between the Company and debtor or are imposed by law or a court.  By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that the Company, at its option, may extend (roll over).
<F5>
(5)  Real estate owned includes deeds in lieu of foreclosure and certain purchased property.
<F6>
(6)  Total reserves and cumulative write-downs are 60.7 percent of total troubled real estate-related investments and 35.8 percent of the Company's total real estate portfolio before reserves and write-downs at March 31, 1994.

Real estate outlook

The Company's real estate experience could continue to be adversely affected by overbuilding and weak economic conditions in certain real estate markets and by tight lending practices by banks and other lenders. Stagnant or worsening economic conditions in the areas in which the Company has made loans, or additional adverse information becoming known to the Company through its regular reviews or otherwise, could result in higher levels of problem loans or potential problem loans, reductions in the value of real estate collateral and adjustments to the real estate reserve. Potential accounting impacts from the Company's real estate portfolio could be material to the invested asset portfolio and future results of operations.

Current conditions in the real estate markets are adversely affecting the financial resources of certain of the Company's joint venture partners. Each partner, however, remains active in the control of its respective joint ventures. In evaluating the partner's ability to meet its financial commitments, the Company considers the amount of all applicable debt and the value of all properties within that portion of the Company's portfolio consisting of loans to and investments in joint ventures with such partner. In 1993, the Company decided to recognize 100 percent of the operating results of certain joint ventures. The additional operating results are being recorded primarily by the Company's real estate subsidiaries, which are the equity holders in such ventures.

Based on the increased level of troubled real estate-related investments the Company experienced in 1993, the Company anticipates additional foreclosures and deeds in lieu of foreclosure in 1994. Any consolidation accounting resulting from foreclosures would add the related ventures' assets and senior third-party liabilities to the Company's balance sheet and eliminate the Company's loans to such ventures.

Due to the adverse real estate environment affecting the Company's portfolio in recent years, the Company has devoted significant attention to its real estate portfolio, enhancing monitoring of the portfolio and formulating specific action plans addressing nonperforming and potential problem credits. Since 1991, the Company has intensified its attention to evaluating the asset quality, cash flow and prospects associated with each of its projects.

Interest rates

Interest rate fluctuations primarily affect the life insurance segment. The 1993 interest rate environment was characterized by very low short-term rates and a steeply sloped yield curve while the first quarter of 1994 saw rising short-term and long-term interest rates as the Federal Reserve Board raised rates.

When maturing or sold investments are reinvested at lower yields in a low interest rate environment, the Company's life insurance subsidiaries can adjust their crediting rates on fixed annuities and other interest-bearing liabilities. However, competitive conditions and contractual commitments do not always permit the reduction in crediting rates to fully or immediately reflect reductions in investment yield, which can result in narrower spreads.

The lower interest rate environment contributed to a reduction in net investment income of the life insurance segment over the last few years. Also, lower crediting rates on annuities have influenced certain clients to seek alternative products. The Company mitigates this risk somewhat within its life insurance segment by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products.

As interest rates have begun to rise during 1994, the life insurance subsidiaries' capital resources can be adversely impacted by unrealized loss positions from their fixed maturity investments. The Company believes, however, that this decline should be offset by a decrease in the present value of the life insurance subsidiaries' liabilities and that their sales of fixed-rate annuity products could increase in a rising interest rate environment.

Should interest rates continue to rise, the Company would expect its money market product sales to increase and sales of stock funds to slow.

LIQUIDITY AND CAPITAL RESOURCES

Kemper Corporation and each of its subsidiaries carefully monitor cash and short-term money market investments to maintain adequate balances for timely payment of claims, expenses and taxes. In addition, regulatory authorities establish minimum liquidity and capital standards for the asset management, life insurance and securities brokerage companies. The major ongoing sources of the Company's liquidity are asset management fees, securities brokerage commissions, collateralized bank borrowings by the securities brokerage operations, collections of life insurance premium revenue, deposits for annuities and interest-sensitive life contracts, investment income, other operating revenue and cash provided from maturing or sold investments. (See INVESTMENTS above.) Kemper Corporation also, from time to time, borrows funds and issues securities for cash. During 1993, the Company also received $380.3 million in cash from the sales of discontinued property-casualty insurance operations.

Kemper Corporation receives interest on loans, dividends and payments for federal income tax from its subsidiaries. Distributions to the parent can be restricted by applicable regulatory restraints.

The Company can use its available resources for dividends to stockholders, corporate interest and other holding company expenses, consolidated federal income tax payments, common stock repurchases (treasury stock), acquisitions of subsidiaries and additional investments in, or asset purchases from, subsidiaries. In first-quarter 1994, the Company purchased $80.8 million of certain real estate-related investments from the life insurance subsidiaries. In 1993, the Company provided $517.1 million in cash to the life insurance subsidiaries by purchasing from them $447.1 million of certain real estate-related investments and contributing $70.0 million to capital. Through 1996, the Company expects to continue to make substantial purchases of real estate-related investments from its life insurance subsidiaries.

At March 31, 1994, Kemper Corporation had $99.3 million in cash and short-term investments. The Company expects to use most of these funds for the purchases of real estate-related investments from the life insurance subsidiaries to maintain and improve their regulatory capital positions.

Policyholder deposits decreased to $106.2 million for the first quarter of 1994 from $115.0 million for the first quarter of 1993, and policyholder withdrawals increased to $232.2 million for the first quarter of 1994 from $172.2 million for the first quarter of 1993, primarily due to planned reductions in crediting rates on fixed-rate annuities as well as increased competition.

Debt
(in millions)
                                            March 31      December 31
                                              1994            1993
                                            --------      -----------
Short-term debt                              $392.2          $349.2
Long-term debt                                392.8           394.0
Convertible debentures
  of subsidiary                                44.2            45.7

                                   - 33 -

Short-term debt

The Company has outstanding short-term loans with banks and other creditors at interest rates that vary with short-term money market rates. Short-term notes payable by the securities brokerage operations principally consist of collateralized bank loans which totaled $368.1 million at March 31, 1994, compared with $325.1 million at December 31, 1993. The level of these borrowings fluctuates daily depending upon market activity and customer margin activity levels.

The Company had $20.0 million due to banks at March 31, 1994 and December 31, 1993. The Company renegotiated its committed lines of credit with certain banks effective November 1, 1993. The lines of credit total $325.0 million, with $162.5 million expiring November 1, 1994, and $162.5 million expiring November 1, 1996. These lines are unused and fully available. Interest rates would generally approximate short-term bank corporate rates.

The Company previously had an $80 million line of credit from Lumbermens, which at December 31, 1993, was unused. On January 12, 1994, the Company and Lumbermens mutually agreed to cancel this line of credit.

Long-term debt

Included in long-term debt at March 31, 1994, are $200 million of 6.875% Notes Due 2003, $65.5 million of medium-term notes and $110.75 million of 8.80% Notes Due 1998. The interest rate on the 6.875% notes increased on March 15, 1994 to 7.375%, but the original rate will be reinstated if and when the Company effects an exchange of such notes for publicly registered notes, which the Company expects to occur in the second quarter of 1994.

Long-term debt and insurance company ratings

Ratings have become an increasingly important factor in establishing the competitive position of life insurance companies. Rating organizations continue to review the financial performance and condition of life insurers and their investment portfolios, including those of the Company's life insurance subsidiaries. Any reductions in Kemper Corporation's senior debt ratings could adversely impact the Company's financial flexibility by limiting the Company's access to capital or increasing its cost of borrowings. Any reductions in the life insurance subsidiaries' claims-paying ability or financial strength ratings could result in their products being less attractive to consumers.

Ratings reductions for Kemper Corporation or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so. Such circumstances could accelerate or increase the Company's purchases of real estate-related assets from its regulated life insurance subsidiaries to further support their respective statutory capital positions.

In connection with GECC's announcement of its unsolicited proposal to acquire the Company (see Part II, Item 5 below in this Form 10-Q), on
March 15, 1994, Moody's Investors Service placed "under review with direction uncertain" its Baa2 senior debt rating and Baa3 preferred stock rating of Kemper Corporation and its Baa1 financial strength ratings of both of the Company's life insurance subsidiaries; Standard & Poor's Corporation placed "on CreditWatch with 'developing' implications" its BBB senior debt rating and BB+ preferred stock rating of Kemper
Corporation; and Duff & Phelps Credit Rating Co. placed "on Rating Watch
- - -- Uncertain" Kemper Corporation's A- senior debt rating, Federal Kemper Life Assurance Company's AA- claims-paying ability rating and Kemper Investors Life Insurance Company's A+ claims-paying ability rating.

Convertible debentures of subsidiary

Convertible debentures of subsidiary represent employee interests in Kemper Financial Companies, Inc. ("KFC"). KFC does not plan to issue any additional securities to its employees. Employee terminations during first-quarter 1994 accounted for the $1.5 million reduction of convertible debentures. The outstanding debentures bear interest approximating the prime rate.

Common stock

During first-quarter 1994, the Company received $9.1 million by issuing common stock through the Kemper Corporation Dividend Reinvestment and Stock Purchase Plan and employee stock option plans. During 1993 and first-quarter 1994, the quarterly dividend rate was $.23 per common share. The second-quarter 1994 dividend of $.23 per share was declared in April 1994 and is payable May 31, 1994. The aggregate common stock dividend payment has been reduced by approximately 35 percent due to the August 1993 acquisition of 17.4 million shares of the Company's common stock in a stock exchange transaction with Lumbermens.

While the board of directors intends to continue quarterly cash dividends, future declarations and amounts will depend upon, among other factors, the earnings of Kemper Corporation, its financial condition, its capital requirements and general business conditions.

Preferred stock

During 1993 and 1992, Kemper Corporation privately placed preferred stock in the amounts of $260.0 million and $100.0 million, respectively. At March 31, 1993, the Company's outstanding preferred stock totaled $360.6 million. Dividends paid on the preferred stock during the first quarter of 1994 totaled $5.9 million.

Emerging issues

Effective in 1994, SFAS 112, "Employers' Accounting for Postemployment Benefits," establishes standards for accounting for benefits provided to former or inactive employees and their dependents and beneficiaries before retirement. Benefits covered by SFAS 112 include salary continuation, severance pay, supplemental unemployment benefits and disability-related benefits. The impact of implementation is not expected to be material to the Company.

PART II.  OTHER INFORMATION

ITEM 5.   Other Information

On March 14, 1994, General Electric Capital Corporation ("GECC") announced an unsolicited proposal to acquire the outstanding common stock of Kemper Corporation ("Kemper") for $55 per share. On March 17, 1994, the board of directors of Kemper rejected the proposal. On March 20, 1994, GECC requested a list of Kemper's stockholders. On March 24, 1994, GECC filed a preliminary proxy statement with the Securities and Exchange Commission in connection with GECC's solicitation of proxies to elect four of its nominees to the board of directors of Kemper. On March 28, 1994, Kemper filed its preliminary proxy statement, including therein Kemper's nominees for reelection to the board of directors, and mailed it to stockholders. On or about April 4, 1994, GECC began distributing its definitive proxy statement. On April 9, 1994, Kemper commenced mailing its definitive proxy statement.

On May 8, 1994, GECC and Kemper entered into a letter agreement pursuant to which (i) GECC increased its offer to $60 per share, subject to certain conditions, and (ii) GECC and Kemper agreed to vote their proxies at Kemper's May 11, 1994 Annual Meeting to adjourn such meeting, prior to the taking of any vote on the election of directors, until August 22, 1994. Also, the Kemper Board of Directors authorized its management and advisors to take all appropriate actions to maximize value for Kemper stockholders. A copy of the GECC/Kemper letter agreement is attached at
Exhibit 10 to this Form 10-Q, and the preceding summary of this letter agreement is subject to, and qualified in its entirety by reference to, such agreement.


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBITS.
     --------

     EXHIBIT NUMBER
     --------------

     10    Letter agreement dated May 8, 1994 between General
           Electric Capital Corporation and Kemper
           Corporation........................................... 38

(b)  REPORTS ON FORM 8-K.

The Company filed one current report on Form 8-K during the three months ended March 31, 1994. On January 18, 1994, Kemper Corporation filed a Form 8-K which reported, under item 5 thereof, (A) a December 22, 1993 refinancing of $275.3 million of mortgage and other real estate-related loans and related accrued interest; (B) a January 1994 transaction with a former joint venture real estate partner; (C) the December 31, 1993 sale of Federal Kemper Insurance Company; (E) the settlement of certain litigation matters during December 1993 and January 1994; (F) the termination on January 12, 1994 of a line of credit; and (G) a reorganization of management structure.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               KEMPER CORPORATION
                               (Registrant)



Date:  May 12, 1994

                              /s/J. H. FITZPATRICK
                              --------------------
                              J. H. Fitzpatrick
                              Executive Vice President and
                              Chief Financial Officer



Date:  May 12, 1994

                              /s/J. R. SITAR
                              --------------------
                              J. R. Sitar
                              Senior Vice President and
                              Chief Accounting Officer