Form 10-Q
period 1994-06-30
KEMPER CORP
filed 1994-08-12
CIK 55195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q
(Mark One)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended     June 30, 1994

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

As of August 1, 1994, 33,674,552 shares of Kemper Corporation Common Stock, $5 par value, were outstanding.


       Sequentially numbered page 1 of 103 pages (including exhibits)
                          Exhibit Index on page 41


                             KEMPER CORPORATION
                            SECOND-QUARTER 1994
                                 FORM 10-Q

PART I.  FINANCIAL STATEMENTS                                   Page
                                                                ----

Consolidated Balance Sheet -
   June 30, 1994 and December 31, 1993..........................  3
Consolidated Statement of Operations -
   Three months and six months ended June 30, 1994 and 1993.....  4
Consolidated Statement of Cash Flows -
   Six months ended June 30, 1994 and 1993......................  5
Notes to Consolidated Financial Statements......................  6

Management's Discussion and Analysis -
   Results of Operations and Financial Condition................  9
   Investments (continuing operations).......................... 24
   Liquidity and Capital Resources.............................. 35

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings..................................... 39

ITEM 5.   Other Information..................................... 39

ITEM 6.   Exhibits and Reports on Form 8-K...................... 41

Signatures...................................................... 42

Exhibit 10...................................................... 43

                            KEMPER CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                             (in thousands, except share data)
                                        (unaudited)

                                                                                       June 30      December 31
                                                                                         1994          1993
                                                                                    -----------     -----------
ASSETS
  Investments:
    Fixed maturities available for sale, at market
      (cost 1994, $5,503,400; 1993, $5,147,592)                                     $ 5,268,144     $ 5,333,175
    Equity securities, at market (cost 1994, $29,526; 1993, $53,366)                     34,112          98,968
    Short-term investments                                                              431,787         713,401
    Joint venture mortgage loans                                                        936,407       1,053,403
    Third-party mortgage loans                                                          155,423         153,880
    Other real estate-related investments                                               278,910         272,188
    Other loans and investments                                                         444,843         446,717
                                                                                    -----------     -----------
      Total investments                                                               7,549,626       8,071,732

  Cash (restricted  1994, $5,972; 1993, $470)                                           210,934         253,105
  Securities purchased under resale agreements                                          180,010         204,467
  Securities held by brokerage firm subsidiaries, at market                             203,414         285,695
  Accounts receivable from brokerage firms and customers                                832,937         776,971
  Other accounts and notes receivable                                                   627,575         617,458
  Reinsurance recoverable                                                               801,453         835,975
  Deferred insurance acquisition costs                                                  643,771         622,592
  Deferred investment product sales costs                                               181,806         186,931
  Other assets                                                                          291,639         299,543
  Assets of separate accounts                                                         1,826,535       1,883,656
                                                                                    -----------     -----------
    Total assets                                                                    $13,349,700     $14,038,125
                                                                                    ===========     ===========

LIABILITIES
  Life policy benefits                                                              $ 8,095,793     $ 8,216,762
  Securities sold under repurchase agreements                                           152,501         181,879
  Securities sold, not yet purchased, at market                                          68,233          77,023
  Accounts payable to brokerage firms and customers                                     333,524         354,998
  Other accounts payable and liabilities                                                723,111         915,954
  Notes payable                                                                         394,226         349,237
  Long-term debt                                                                        390,987         393,978
  Convertible debentures of subsidiary                                                   40,555          45,651
  Liabilities of separate accounts                                                    1,826,535       1,883,656
                                                                                    -----------     -----------
    Total liabilities                                                                12,025,465      12,419,138
                                                                                    -----------     -----------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock-no par value (outstanding 1994, 6,686,517; 1993, 6,690,637 shares)    360,497         360,600
  Common stock-$5.00 par value (issued 1994, 65,210,992; 1993, 64,620,863 shares)       326,055         323,104
  Additional paid-in capital                                                            335,486         313,531
  Unrealized loss on foreign currency translations                                      (44,217)        (56,878)
  Unrealized gain (loss) on investments                                                (231,023)        155,004
  Retained earnings                                                                   1,600,055       1,549,580
  Treasury shares, at cost (1994, 31,612,874; 1993, 31,717,505 shares)               (1,022,618)     (1,025,954)
                                                                                    -----------     -----------
    Total stockholders' equity                                                        1,324,235       1,618,987
                                                                                    -----------     -----------
    Total liabilities and stockholders' equity                                      $13,349,700     $14,038,125
                                                                                    ===========     ===========
<F1>
See accompanying notes to consolidated financial statements.

                                                  KEMPER CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (in thousands, except per share data)
                                                              (unaudited)



                                                                      Six Months Ended      Three Months Ended
                                                                           June 30               June 30
                                                                    --------------------    ------------------
                                                                      1994          1993      1994       1993
                                                                    --------    --------    -------     ------
Revenue
Asset management income                                              $234,724    $248,147    $113,504  $126,805
Net investment income                                                 222,602     214,469     113,428   107,709
Insurance premium income                                               75,170      75,213      38,268    41,295
Securities brokerage income                                           267,408     325,348     124,541   157,701
Realized investment gain (loss)                                        24,752     (96,526)     (4,643)  (62,279)
Other income                                                           49,531      37,539      22,831    13,802
                                                                     --------    --------    --------  --------
   Total                                                              874,187     804,190     407,929   385,033
                                                                     --------    --------    --------  --------
Benefits and expenses
Asset management expenses                                             132,972     143,150      64,867    70,703
Amortized investment product sales costs                               27,495      22,548      14,593    11,268
Insurance claim costs and policyholder benefits                       236,285     264,290     116,835   132,750
Amortized policy acquisition costs                                     40,718      28,889      21,528    13,849
Securities brokerage expenses                                         259,127     323,289     123,277   172,062
Interest expense                                                       37,651      37,128      19,195    18,618
Other expenses                                                         20,904      25,271      15,606     8,260
                                                                     --------    --------    --------  --------
   Total                                                              755,152     844,565     372,989   427,510
                                                                     --------    --------    --------  --------
   Earnings (loss) from continuing operations before income tax       119,035     (40,375)     34,940   (42,477)
                                                                     --------    --------    --------  --------
Income tax (benefit)
 Current                                                               38,448      58,070       4,938    43,587
 Deferred                                                               5,500     (68,830)      9,218   (61,415)
                                                                     --------    --------    --------  --------
   Total income tax (benefit)                                          43,948     (10,760)     14,156   (17,828)
                                                                     --------    --------    --------  --------
   Income (loss) from continuing operations                            75,087     (29,615)     20,784   (24,649)
Income (loss) from discontinued operations, net of tax                      -      12,709           -    (1,926)
Gain on sales of discontinued operations, net of tax                    2,477         -             -         -
                                                                     --------    --------    --------  --------
   Income (loss) before cumulative effect of a change in
     accounting principle                                              77,564     (16,906)     20,784   (26,575)
Cumulative effect of a change in accounting principle, net of tax           -       2,545           -         -
                                                                     --------    --------    --------  --------
    Net income (loss)                                                $ 77,564    $(14,361)   $ 20,784  $(26,575)
                                                                     ========    ========    ========  ========
Net income (loss) applicable to common stockholders                  $ 65,775    $(21,259)   $ 14,877  $(31,099)
                                                                     ========    ========    ========  ========

Net income (loss) per share:
Primary
Income (loss) from continuing operations                             $   1.86    $   (.74)   $    .43  $   (.59)
Income (loss) from discontinued operations                                .07         .26           -      (.04)
                                                                     --------    --------    --------  --------
    Income (loss) before cumulative effect of a change in
      accounting principle                                               1.93        (.48)        .43      (.63)
Cumulative effect of a change in accounting principle, net of tax           -         .05           -         -
                                                                     --------    --------    --------  --------
    Net income (loss) per share                                      $   1.93    $   (.43)   $    .43  $   (.63)
                                                                     ========    ========    ========  ========
Fully diluted
Income (loss) from continuing operations                             $   1.78    $   (.74)   $    .43  $   (.59)
Income (loss) from discontinued operations                                .06         .26           -      (.04)
                                                                     --------    --------    --------  --------
    Income (loss) before cumulative effect of a change in
      accounting principle                                               1.84        (.48)        .43      (.63)
Cumulative effect of a change in accounting principle, net of tax           -         .05           -         -
                                                                     --------    --------    --------  --------
    Net income (loss) per share                                      $   1.84    $   (.43)   $    .43  $   (.63)
                                                                     ========    ========    ========  ========

Cash dividends declared per common share                             $    .46    $    .46    $    .23  $    .23
                                                                     ========    ========    ========  ========
Cash dividends paid per common share                                 $    .46    $    .46    $    .23  $    .23
                                                                     ========    ========    ========  ========
<F1>
See accompanying notes to consolidated financial statements.

                              KEMPER CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (in thousands)
                                          (unaudited)

                                                                                Six Months Ended
                                                                                     June 30
                                                                             ------------------------
                                                                               1994           1993
                                                                             ---------       --------
Cash flows from operating activi
  Net Income (loss)                                                         $    77,564    $  (14,361)

  Reconcilement of net income (loss) to net cash provided:
    Realized investment (gain) loss                                             (24,752)       96,526
    Gains from sales of discontinued operations                                  (2,478)         -
    Life policy benefits                                                        183,662       177,421
    Accounts payable to brokerage firms and customers                           (21,474)     (220,020)
    Deferred federal income tax                                                  78,242       (77,341)
    Brokerage firm portfolios                                                    68,570       (36,114)
    Accounts receivable from brokerage firms and customers                      (55,966)       11,243
    Deferred insurance acquisition costs                                        (21,179)      (19,887)
    Deferred investment product sales costs                                       5,125       (19,653)
    Amortization on investments                                                  30,359           448
    Other accounts and notes receivable                                         (34,021)       25,930
    Other accounts payable and liabilities                                     (112,854)       82,160
    Equity income from affiliates                                                26,775        41,949
    Other                                                                       (19,369)       21,676
                                                                            -----------    ----------
      Net cash provided from operating activities                               178,204        69,977
                                                                            -----------    ----------
Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                                            59,248        98,907
    Fixed maturities sold prior to maturity                                     681,718     1,548,368
    Equity securities                                                            63,042        12,027
    Mortgage loans, other loans and investments                                 346,139       151,115
  Cost of investments purchased:
    Fixed maturities                                                         (1,104,975)   (1,407,769)
    Equity securities                                                              (384)       (4,545)
    Mortgage loans, other loans and investments                                (204,566)     (257,333)
  Short-term investments, net                                                   287,384      (284,879)
  Net receivable for securities transactions                                    (32,782)     (302,009)
  Other                                                                         (51,360)         (526)
                                                                            -----------    ----------
    Net cash provided from (used in) investing activities                        43,464      (446,644)
                                                                            -----------    ----------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                                                    202,767       228,749
    Withdrawals                                                                (472,876)     (349,345)
  Issuance of long-term debt                                                       -            1,250
  Reduction of long-term debt                                                      (905)       (1,807)
  Issuance of preferred stock                                                      -          251,920
  Treasury shares acquired                                                         (109)       (1,022)
  Dividends paid to stockholders                                                (27,088)      (29,658)
  Notes payable, net                                                             42,903       149,616
  Other                                                                          (8,531)       60,647
                                                                            -----------    ----------
    Net cash provided from (used in) financing activities                      (263,839)      310,350
                                                                            -----------    ----------
    Net decrease in cash                                                        (42,171)      (66,317)
    Cash, beginning of period                                                   253,105       246,040
                                                                            -----------    ----------
    Cash, end of period                                                     $   210,934    $  179,723
                                                                            ===========    ==========
<F1>
  See accompanying notes to consolidated financial statements.

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

2. Net income (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Net income (loss) per share reflects the effect of employee interests in Kemper Financial Companies, Inc. on a fully converted basis. The calculation of primary net income (loss) per share is as follows:

                                                                  Six Months Ended         Three Months Ended
                                                                      June 30                    June 30
                                                                  ----------------         ------------------
(in thousands, except per share data)                             1994        1993         1994          1993
                                                                  ----        ----         ----          ----
Net income (loss) reported                                       $77,564    $(14,361)     $20,784     $(26,575)
Add back:
  Dividends on redeemable securities of subsidiary                     *           *            *            *
  Interest and amortization expense on convertible
    debentures of subsidiary, net of tax                               *           *            *            *
Deduct:
  Employee interests in subsidiary, assuming full conversion           *           *            *            *
  Dividends on preferred stock                                    11,789       6,898        5,907        4,524
                                                                 -------    --------      -------     --------
Total                                                            $65,775    $(21,259)     $14,877     $(31,099)
                                                                 =======    ========      =======     ========
Average common and equivalent shares outstanding                  34,068      49,538       34,510       49,670
                                                                 =======    ========      =======     ========
Net income (loss) per share                                      $  1.93    $  (0.43)     $  0.43     $  (0.63)
                                                                 =======    ========      =======     ========

       The calculation of net income per share on a fully diluted basis is as follows:

                                                                 Six Months Ended        Three Months Ended
                                                                      June 30                 June 30
                                                                 ----------------        ------------------
(in thousands, except per share data)                            1994        1993        1994          1993
                                                                 ----        ----        ----          ----
Net income (loss) reported                                     $77,564    $(14,361)     $20,784    $(26,575)
Add back:
  Dividends on redeemable securities of subsidiary                   *           *            *           *
  Interest and amortization expense on convertible
    debentures of subsidiary, net of tax                             *           *            *           *
Deduct:
  Employee interests in subsidiary, assuming full conversion         *           *            *           *
  Dividends on preferred stock                                   4,375       6,898        2,187       4,524
                                                               -------    --------      -------    --------
Total                                                          $73,189    $(21,259)     $18,597    $(31,099)
                                                               =======    ========      =======    ========
Average common and equivalent shares outstanding                39,776      51,348       39,918      53,271
                                                               =======    ========      =======    ========
Net income (loss) per share                                    $  1.84    $     **      $    **    $     **
                                                               =======    ========      =======    ========
<F1>
 *   The effect of employee interests in Kemper Financial Companies, Inc. is anti-dilutive for the period;
      accordingly, net income is not adjusted.
<F2>
 **  Net income (loss) per share on a fully diluted basis is anti-dilutive; accordingly, net income per share is not adjusted.

3. Certain accounts receivable are stated less an allowance for doubtful accounts of $19.0 million at June 30, 1994.

4. The unrealized gains (losses), net of applicable taxes, on fixed maturity investments and equity securities not reflected in net income were $(386.0) million and $129.6 million for the six months ended June 30, 1994 and 1993, respectively.

5. At June 30, 1994, there were 20 million authorized shares of preferred stock with 19.9 thousand shares of Series A Cumulative Convertible Preferred Stock issued and outstanding, 2.0 million shares of Series C Cumulative Preferred Stock issued and outstanding, 66.6 thousand shares of Series D Index Exchangeable Preferred Stock issued and outstanding, and 4.6 million shares of Series E Convertible Preferred Stock issued and outstanding. Of the 200 million shares of authorized common stock, there were 65.2 million issued, 31.6 million in treasury and 33.6 million outstanding at June 30, 1994.

6. Kemper Corporation (the "Company") defines cash as cash, money market accounts and certain short-term investments with original maturities of three months or less. Federal income tax paid for the six months ended June 30, 1994 was $28.1 million, compared with $33.5 million in the same period of 1993. Interest payments totaled $34.6 million and $28.9 million for the six months ended June 30, 1994 and 1993, respectively.

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

     Upon adoption of SFAS 109, a valuation allowance was established to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first six months of 1994, the valuation allowance was increased by $80.8 million. This increase in the valuation allowance solely relates to the increase in the net deferred federal tax asset from unrealized losses on investments.

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax asset from continuing operations are as follows:

                                                                             June 30        December 31
       (in thousands)                                                          1994            1993
                                                                             ---------      -----------
     Deferred federal tax assets:
       Real estate-related                                                  $282,024       $ 268,699
       Life policy reserves                                                  133,496         134,274
       Unrealized losses on investments                                       80,829             -
       Accrued expenses                                                       41,821          50,359
       Accrued employee benefits                                              26,884          26,663
       Other investment-related                                               22,697          22,071
       Tax capitalization of deferred acquisition costs                       21,132          18,100
       Other                                                                  18,349          17,436
                                                                            --------       ---------
         Total deferred federal tax assets                                   627,232         537,602
     Valuation allowance                                                    (132,332)        (51,503)
                                                                            --------       ---------
         Total deferred federal tax assets after valuation
         allowance                                                           494,900         486,099
                                                                            --------       ---------

     Deferred federal tax liabilities:
       Deferred insurance acquisition costs                                  225,320         217,907
       Unrealized gains on investments                                          -             81,065
       Deferred investment product sales costs                                63,632          65,426
       Depreciation and amortization                                          34,345          33,754
       Partnerships                                                           13,705           4,606
       Other investment-related                                                6,755           4,673
       Other                                                                  13,384          18,112
                                                                            --------       ---------
         Total deferred federal tax liabilities                              357,141         425,543
                                                                            --------       ---------
     Net deferred federal tax asset                                         $137,759       $  60,556
                                                                            ========       =========

     The $77.2 million change in the net deferred federal tax asset for the first six months of 1994 is primarily attributable to an $81.1 million increase in the net deferred federal tax asset relating to the change in unrealized gains on investments. The valuation allowance of $132.3 million is subject to future adjustments, based on, among other items, the Company's estimates of future operating earnings and capital gains.

     The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1990 are currently under examination by the IRS.

8. Effective with first-quarter 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As the Company had previously classified its fixed maturities as "available for sale", no adjustment to the Company's financial statements was required.

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Development

On June 26, 1994, Kemper Corporation ("Kemper") signed a definitive merger agreement with Conseco, Inc. ("Conseco"), located in Carmel, IN. In the merger, Kemper stockholders are expected to receive approximately $67 per share ($56 in cash and approximately $11 in Conseco stock). The transaction is subject to financing and certain approvals by the state insurance regulators, mutual fund boards and shareholders and the stockholders of both Kemper and Conseco. The transaction is expected to close in the fourth quarter. (See Part II, ITEM 5 of this Form 10-Q.)

Total operations

Kemper Corporation and its subsidiaries (the "Company") reported net income (including discontinued operations) of $77.6 million for the first half of 1994, compared with a net loss of $14.4 million for the same period of 1993. Net income for the second quarter of 1994 totaled $20.8 million, compared with a net loss of $26.6 million in second-quarter 1993. The improvement in the first half of 1994 was primarily due to realized investment gains of $18.4 million, compared with realized investment losses of $54.6 million in first-half 1993. Second-quarter 1994 included realized investment losses of $3.0 million, compared with losses of $33.8 million in the same period of 1993. Net income per share for the first half of 1994 was $1.93 primary ($1.84 fully diluted), compared with a net loss of $.43 per share (both primary and fully diluted) in first-half 1993. Net income per share for the second quarter of 1994 was $.43 (both primary and fully diluted), compared with a net loss of $.63 per share (both primary and fully diluted) in second-quarter 1993.

Discontinued operations reported net income of $2.5 million in the first half of 1994, compared with $27.1 million in the first half of 1993. In the second quarter of 1993, discontinued operations reported a net loss of $1.9 million. There were no results for the discontinued operations in second-quarter 1994.

Summary of Income (Loss) by Category
(in millions)
                                                 Six Months Ended June 30
                         -------------------------------------------------------------------------
                                         1994                                      1993
                         ---------------------------------     -----------------------------------
                                                               Operating
                                      Realized    Net          earnings(1)        Realized    Net
                        Operating     Investment  Income       before      SFAS   Investment  Income
                        earnings(1)   Results(2)  (Loss)       SFAS 109    109(3) Results(2)  (Loss)
                        -----------   ---------   ------       ----------- ------ ----------  ------
Asset management         $39.5         $ -         $39.5       $ 45.1     $  .9   $   -      $ 46.0
Life insurance            58.4           1.4        59.8         37.7       2.7      (6.8)     33.6
Securities brokerage        .1           -            .1         (6.2)     (5.5)      -       (11.7)
Real estate              (20.4)         13.6        (6.8)       (28.1)     (5.7)    (58.8)    (92.6)
Other operations and
   corporate             (18.4)           .9       (17.5)       (12.5)     (4.3)      -       (16.8)
                         -----         -----       -----       ------     -----   -------    ------
   Continuing operations  59.2          15.9        75.1         36.0     (11.9)    (65.6)    (41.5)
Discontinued operations    -             2.5         2.5          1.7      14.4      11.0      27.1
                         -----         -----       -----       ------     -----   -------    ------
   Total                 $59.2         $18.4       $77.6       $ 37.7     $ 2.5   $ (54.6)   $(14.4)
                         =====         =====       =====       ======     =====   =======    =======
<F1>
(1)  Net income (loss) excluding realized investment results.
<F2>
(2)  See following table for realized investment results.
<F3>
(3)  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards
    (SFAS) 109, which changed the method of accounting for deferred income taxes.

Operating earnings for continuing operations improved to $59.2 million in the first half of 1994, compared with $36.0 million (before the SFAS 109 charge) in the same 1993 period. Operating earnings for the second quarter of 1994 improved to $23.8 million, compared with $13.7 million in the same period of 1993. This improvement, in both the six-month and second-quarter results, was primarily from life insurance results and reduced joint venture operating losses in the real estate companies. Second-quarter and first-half 1994 included special charges of $6.9 million after tax ($10.7 million pre tax), primarily in the holding company, principally relating to a proxy contest initiated by General Electric Capital Corporation.

Realized Investment Gain (Loss)
(in thousands)
                                                  Six Months Ended June 30     Three Months Ended June 30
                                                  ------------------------     --------------------------
                                                    1994            1993         1994              1993
                                                  ---------      ---------     ---------         --------
Real estate-related losses:
    Decrease (increase) in reserve                  $ 21,119     $(120,513)    $ 43,090        $ (96,367)
    Write-downs of real estate-related investments   (74,279)      (10,407)     (59,870)          (9,777)
    Realized gains on sales or other transfers        53,160          -          16,780             -
                                                    --------     ---------     --------        ---------
      Total real estate-related losses                  -         (130,920)        -            (106,144)
Fixed maturity write-downs                              (202)      (22,870)        -              (8,640)
Other gains and losses, net                           24,956        57,263       (4,642)          52,503
                                                    --------     ---------     --------        ---------
      Realized investment gains (loss) from
      continuing operations                           24,754       (96,527)      (4,642)         (62,281)

Income tax expense (benefit)                           8,819       (30,875)      (1,624)         (23,897)
                                                    --------     ---------      --------       ---------
      Net gain (loss) from continuing operations      15,935       (65,652)      (3,018)         (38,384)

Realized investment gain from discontinued
 operations, net of tax                                 -            8,937         -               2,504
Gain on sale of discontinued operations, net of tax    2,478         2,110         -               2,110
                                                     -------     ---------      -------        ---------
      Total                                          $18,413     $ (54,605)     $(3,018)       $ (33,770)
                                                     =======     =========      ========       =========

Revenue from continuing operations totaled $874.2 million for the first half of 1994, compared with $804.2 million for the same 1993 period. The increase is due primarily to realized investment gains of $24.8 million in the first half of 1994, compared with realized investment losses of $96.5 million in the first half of 1993. Revenue for the real estate segment improved by $126.7 million primarily due to reduced realized investment losses as well as lower joint venture operating losses (see "Real Estate" below). Revenue from the securities brokerage segment decreased $59.4 million to $283.1 million in the first half of 1994 (see "Securities Brokerage" below). All other categories of revenue reflected slight variances which aggregated a net increase of $2.7 million.

Book value per share at June 30, 1994 was $28.68, compared with $38.24 at year-end 1993, as unrealized loss on investments of $386.0 million, or $11.49 per share, in the first half of 1994 more than offset improvements in net income per share.

Net income (loss) per share in the following segment discussions is on a primary basis.

Asset Management

The asset management segment consists principally of Kemper Financial Services, Inc. ("KFS") and its subsidiaries, including Kemper Asset Management Company, Kemper Service Company ("KSvC") and INVEST Financial Corporation ("INVEST").

Selected Financial Highlights
(in millions)

                                               Six Months Ended      Three Months Ended
                                               ----------------      ------------------
                                                   June 30                 June 30
                                               ----------------      ------------------
                                               1994         1993      1994         1993
                                               ----         ----      ----         ----
STATEMENT OF INCOME
   Investment management fees                 $112.3       $117.9     $ 55.0     $ 59.2
   Commission income                            40.9         53.2       19.0       26.6
   Distribution and redemption fees             36.3         37.3       17.2       18.4
   Transfer agent revenue                       38.3         36.7       20.1       20.1
   Investment and other income                  13.0         16.5        7.0        8.2
                                              ------       ------     ------     ------

     Total revenue                             240.8        261.6      118.3      132.5
                                              ------       ------     ------     ------

   Operating expenses                         131.8         146.7       65.5       71.5
   Commission expense                          42.2          64.8       19.9       33.6
   Deferral of mutual fund commissions
     and sales expense                        (22.4)        (42.2)     (10.3)     (22.0)
   Amortization of deferred mutual fund
     commissions and sales expense             27.5          22.5       14.6       11.2
                                             ------        ------     ------     ------

     Total expenses                           179.1         191.8       89.7       94.3
                                             ------        ------     ------     ------

   Earnings before income tax and
     change in accounting principle            61.7          69.8        28.6      38.2
   Income tax expense                          22.2          24.7        10.1      13.2
                                             ------        ------      ------    ------
     Net income before change
       in accounting principle                 39.5          45.1        18.5      25.0
   Cumulative effect of
     change in accounting principle             -              .9         -         -
                                             ------        ------      ------    ------

     Net income                              $ 39.5        $ 46.0      $ 18.5    $ 25.0
                                             ======        ======      ======    ======
     Net income per share                    $ 1.16        $  .93      $  .53    $  .50
                                             ======        ======      ======    ======

The asset management segment's net income for the first six months of 1994 was $6.5 million less than that recorded in the first six months of 1993. Reduced management fees, lower commission income and higher amortization of commissions and sales expenses were partially offset by increased transfer agent revenues and reduced operating and commission expenses.

Total investment management fees in the first half of 1994 decreased to $112.3 million from $117.9 million in the first half of 1993. Investment management fees on Kemper mutual funds increased approximately $1.1 million in the first six months of 1994, compared with the same period of 1993, as average assets of KFS' stock mutual funds and tax-exempt mutual funds were higher than in the same period last year. This increase was offset by a decline in investment management fees of approximately $2.1 million due to the loss of fees from funds managed by Selected Financial Services, Inc. ("Selected"). A new third-party manager of these funds was appointed effective May 1, 1993. In addition, beginning January 1, 1994, revenues from real estate management fees are reported in the real estate segment; these revenues were approximately $3.7 million through June 30, 1994.

Commission income decreased $12.3 million in the first half of 1994, compared with the first half of 1993, due to lower sales of most products. INVEST is the segment's principal producer of commission revenues. Commissions on the sale of mutual fund products declined $16.0 million in the first six months of 1994, compared with the same period last year, reflecting competitive conditions in the financial institutions marketplace. INVEST also had commission reductions in stock, bond and unit investment trust transactions due to lower sales. Partially offsetting these commission reductions were increased commissions on annuity products due to increased sales. INVEST's commissions on sales of annuity products increased $7.0 million in the first six months of 1994, compared with the same period last year.

Distribution and redemption fees declined $1.0 million in the first six months of 1994, compared with the same period last year. Distribution fees based on assets managed in KFS' spread load mutual funds, declined approximately $5.1 million during the period as spread load assets declined due to market depreciation, redemptions of mutual fund shares, and a restructuring of the spread load products discussed below. The decline was partially offset by receipt of contingent deferred sales charges from redemption activity.

Transfer agent revenue increased $1.6 million in the first half of 1994, compared with the first half of 1993, primarily due to increased shareholder transaction volumes on Kemper mutual funds and increased transfer agent fees earned by Supervised Service Company ("SSC"), KSvC's wholly owned subsidiary which provides transfer agent services to non-affiliated mutual fund groups. Partially offsetting the increase in transfer agent fees was a reduction of approximately $2.2 million in IRA fiduciary fee revenues in the first six months of 1994, compared with the same period last year due to a change in the estimate of when IRA fee revenues are earned. The decrease will be recovered in the remaining months of 1994.

Certain affiliates in the securities brokerage segment reduced their use of the data communications network of KSvC in late 1993. As a result, other income in the first six months of 1994 decreased approximately $3.4 million when compared with the first six months of 1993. The decrease was partially offset by a reduction in related operating expenses. .

Operating expenses decreased $14.9 million in the first half of 1994, compared with the first half of 1993. Operating expenses declined due to the above-mentioned KSvC service reductions and lbecause of the transfer of
real estate expenses to the real estate segment.   These real estate
expenses approximated the above-mentioned real estate management revenue. Also, expense reductions of approximately $3.9 million were realized with the closing of Selected's operations. Excluding the above items, expense reductions of approximately $6.1 million occurred in advertising, literature and sales promotion of mutual fund products, and personnel expenses decreased approximately $2.8 million primarily due to the
reduction of production-related compensation due to lower sales.    KFS
incurred approximately $1.0 million in registration and filing fees for the implementation of the multiple class fund structure (see discussion below).

Commission expenses were $42.2 million in the first half of 1994, compared with $64.8 million in the first half of 1993, due to lower sales in 1994. The reduced commission expense was the primary cause of the $19.8 million decrease in the deferral of mutual fund commissions and sales expense. Amortization of deferred mutual fund commissions and sales expense increased $5.0 million primarily due to increased redemption activity and market value declines of KFS' 12b-1 spread load mutual fund products, which reduce future revenue streams and accelerate amortization in the current period.

Assets Under Management (in billions)

                               6/30/94    3/31/94   12/31/93    9/30/93    6/30/93
                               -------    -------   --------    -------    -------
Mutual funds:
  Bond                          $22.9      $23.9      $25.7      $25.7      $25.9
  Stock                           8.7        9.2        9.4        9.4        8.7
  Money market                   12.2       12.7       12.3       14.3       14.2
Investment advisory               4.5        4.6        4.7        4.6        4.3
Kemper Corporation subs           9.9       10.0        9.8        9.9       10.5
Kemper National Insurance
  Companies and other             6.9        7.0        7.4        7.4        7.1
                                -----      -----      -----      -----      -----
  Total                         $65.1      $67.4      $69.3      $71.3      $70.7
                                =====      =====      =====      =====      =====

Bond and stock mutual fund assets under management decreased $3.5 billion from December 31, 1993 primarily due to net redemptions and market value declines. Redemptions of stock and bond funds totaled $3.1 billion in the first half of 1994, compared with $1.8 billion for the same period last year. Bond funds made up 78 percent of the redemption volume in 1994, largely caused by sharply rising interest rates. Stock and bond funds had asset depreciation of approximately $1.7 billion in the first six months of 1994, primarily caused by declines in both the bond and stock markets. Sales of stock and bond mutual funds in the first six months of 1994 were $1.7 billion, compared with $2.8 billion in the first six months of 1993. Sales of stock mutual funds represented 43 percent of total stock and bond sales in the first half of 1994, compared with 34 percent in the first half of 1993.

Money market fund assets under management were down $0.1 billion for the first six months of 1994, primarily due to net redemption activity in the second quarter.

The asset management industry is becoming increasingly competitive, with a proliferation of products being offered in the marketplace, including proprietary products offered by banks and brokerage firms. Individuals are assuming greater control over their savings and retirement investments and are placing greater emphasis on asset allocation and controlling risk. The Company has adopted certain business strategies to address these competition issues, such as brand name marketing emphasizing long-term investment performance, distribution through diversified channels, and cost control and improved service through internalization of its shareholder accounting system (scheduled for completion in late 1994) and expansion of its international investment capabilities. The Company is continuing to expand its product line to satisfy the needs of its customers.

In the second quarter of 1994, with the approval of Kemper mutual fund shareholders, KFS introduced a multiple class structure to provide fund shareholders with the choice of (i) the traditional front-end load option,
(ii) a spread load (contingent deferred sales charge) option charging annual 12b-1 distribution fees (certain of KFS' funds had already provided a variation of this option), or (iii) a level load option charging annual service and 12b-1 fees with no advance commission on the sale. Under this structure, KFS now offers a broad product line with 21 stock and bond funds, each in these three configurations. In addition, KFS now offers for qualifying investors (mainly institutions making large investments) a no-load and no distribution fee option. The Company believes this multiple class structure will, among other things, encourage additional investment in the funds and help maintain the competitive position of such funds in relation to other funds which may offer such choices.

Subsequent to the end of the second quarter, KFS signed a letter of intent to sell Investors Fiduciary Trust Company ("IFTC"), KFS's 50% owned subsidiary, to State Street Boston Corporation ("State Street"). State Street plans to exchange its common stock with an approximate market value of $225 million (the Company's share would be $112.5 million) for IFTC and the other assets of IFTC's holding company, IFTC Holdings, Inc. Consummation of the transaction is subject to execution of a definitive agreement and certain regulatory actions and approvals.

Life Insurance

The life insurance segment consists of Federal Kemper Life Assurance Company ("FKLA") and Kemper Investors Life Insurance Company ("KILICO").

Selected financial highlights
(in millions, except per share data)
                                        Six Months Ended            Three Months Ended
                                             June 30                     June 30
                                        ----------------            ------------------
                                        1994         1993           1994          1993
                                        ----         ----           ----          ----
STATEMENT OF INCOME
Investment income                     $ 245.7       $ 253.8       $ 123.7      $ 128.8
Premium revenue                          75.2          75.2          38.3         41.3
Other income                             47.0          37.5          23.0         18.5
Realized investment gain (loss)           2.2          (7.5)        (13.4)         9.2
                                      -------       -------       -------      -------
   Total revenue                        370.1         359.0         171.6        197.8
                                      -------       -------       -------      -------
Benefits to policyholders               236.3         264.3         116.8        132.7
Commissions, taxes, licenses and fees    32.6          38.2          15.6         19.8
Operating expenses                       27.5          25.5          14.2         12.2
Deferral of policy acquisition costs    (61.9)        (48.6)        (31.2)       (24.3)
Amortization of deferred policy
   acquisition costs                     40.7          28.9          21.5         13.8
                                      -------       -------       -------      -------
   Total benefits and expenses          275.2         308.3         136.9        154.2
                                      -------       -------       -------      -------
Earnings before income tax and change
   in accounting principle               94.9          50.7          34.7         43.6
Income tax expense                       35.1          19.8          13.9         12.3
                                      -------       -------        ------      -------
   Net income before change in
      accounting principle               59.8          30.9          20.8         31.3
Cumulative effect of change in
   accounting principle                    -            2.7          -              -
                                      -------       -------       -------      -------
   Net income                         $  59.8       $  33.6       $  20.8      $  31.3
                                      =======       =======       =======      =======

Realized investment gain (loss),
   net of tax                         $   1.4       $  (6.8)      $  (8.8)     $   8.8
                                      =======       =======       =======      =======
Operating earnings                    $  58.4       $  40.4       $  29.6      $  22.5
                                      =======       =======       =======      =======

Per share:
   Operating earnings                 $  1.71       $   .82       $   .86      $   .45
                                      =======       =======       =======      =======
   Net income                         $  1.76       $   .68       $   .60      $   .63
                                      =======       =======       =======      =======

The life insurance segment reported improved net income in the first half of 1994, compared with the first half of 1993. The improvement in 1994 was primarily the result of realized investment gains, increases in spread income, favorable mortality results and an increase in other income.

The segment's after-tax realized investment results included real estate-related losses of $14.5 million and $27.9 million for the six months ended June 30, 1994 and 1993, respectively, and after-tax write-downs and restructurings of certain below investment-grade securities totaling $0.1 million, and $16.0 million for the six months ended June 30, 1994 and 1993, respectively. These losses were offset by other realized investment gains of $16.0 million and $37.0 million for the six months ended June 30, 1994 and 1993, respectively, primarily from the sale of common stocks in 1994 and fixed maturity investments in 1993. (See INVESTMENTS below.)

Operating earnings for the life insurance segment improved in the first half of 1994, compared with the first half of 1993, primarily due to increased spread income as crediting rates declined at a faster rate than the decline in investment income. Continuing a strategy implemented during 1992, the life insurance segment continued to reduce crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products. Such reductions in crediting rates occur on a gradual basis and can improve operating earnings over time. Investment income was negatively impacted in the first six months of 1994 and 1993 by a continuing shift to higher-quality, lower-yielding investments and foregone income on nonperforming investments. Mitigating these factors somewhat were the benefits from net capital contributions to the segment of $70.0 million in 1993, sales of certain real estate-related assets to the Company's real estate subsidiaries totaling $164.7 million through the first six months of 1994 and $447.1 million during 1993 and rising investment yields on new money during 1994.

Life insurance sales
(in millions)
                                 Six Months Ended          Three Months Ended
                                     June 30                    June 30
                                 -----------------         ------------------
                                 1994         1993         1994          1993
                                 ----         ----         ----          ----
Annuities:
   General account             $ 146.3       $ 171.6     $  69.1      $  71.0
   Separate account              146.7         132.1        69.3         65.7
                               -------       -------     -------      -------
     Total annuities             293.0         303.7       138.4        136.7
Life insurance:
   Term and other                 77.3          77.3        40.8         35.7
   Interest-sensitive             38.9          39.4        18.6         19.3
                               -------       -------     -------      -------
     Total life insurance        116.2         116.7        59.4         55.0
                               -------       -------     -------      -------
       Total sales             $ 409.2       $ 420.4     $ 197.8      $ 191.7
                               =======       =======     =======      =======

Sales of term and other life products include both renewal premiums and new product sales. Despite declining sales of new term life products, premium revenue remained flat during the first half of 1994, compared with the first half of 1993, due to increasing renewal premiums. The segment issued new life insurance business in the first six months of 1994 of $8.0 billion in face amount, down from $9.0 billion in the first six months of 1993, due in part to competitive conditions. Total life insurance in force grew to $94.3 billion at June 30, 1994, compared with $91.3 billion at December 31, 1993. The decreases in general account annuity sales and interest-sensitive life insurance sales reflect the Company's continuing strategy to direct its sales efforts toward separate account products, which pose minimal investment risk for the Company and increase administrative fees earned. Reflecting this strategy, separate account sales for the first six months of 1994 increased by approximately 11.1 percent, compared with the same period in 1993.

To address its competition, the Company has adopted certain business strategies. These include additional reductions of real estate-related assets, continued focus on existing and new term and variable annuity products, distribution through diversified channels, with new emphasis on INVEST's financial institution clients and Kemper Securities, Inc.'s retail base, and ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology.

Included in other income are administrative fees received from the segment's separate account (variable annuity) products of $10.3 million in the first six months of 1994, compared with $8.4 million in the first six months of 1993. Administrative fee revenue increased in the first half of 1994 due to growth in separate account assets. Other income also included surrender charge revenue of $7.8 million in the first six months of 1994, compared with $6.0 million in the first six months of 1993. The higher level of surrender charge revenue reflected an increase in policyholder withdrawals, primarily as a result of the planned reductions in crediting rates on fixed annuities.

Commissions, taxes, licenses and fees were lower in the first half of 1994, compared with the first half of 1993, reflecting lower annuity and life insurance sales. The higher level of deferral of policy acquisition costs reflected an increased level of imputed interest capitalized due to improvement in projected future revenue streams. The amortization of policy acquisition costs increased during the first six months of 1994, compared with the first six months of 1993, primarily as a result of the level of nonperforming real estate-related assets and improvements in net income during the first half of 1994. The level of nonperforming real estate-related assets has reduced the present value of future estimated gross profits, thereby accelerating the amortization of policy acquisition costs.

Operating expenses in the first six months of 1994 remained relatively flat, compared with the first six months of 1993, as a result of expense control and the integration of the two life insurance subsidiaries' operations and management. Overall operating expenses in the life insurance segment have dropped significantly since 1992.

Since year-end 1990, the Company has taken many steps to improve the financial strength and competitive marketing position of its life insurance subsidiaries. These steps included adjustments in crediting rates, reductions in below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $804.1 million of certain real estate-related investments to the Company's real estate subsidiaries through June 30, 1994, third-party sales and refinancings of certain mortgage loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of any indebtedness, and capital contributions of $275.8 million through June 30, 1994. The statutory surplus ratio for the segment improved to 9.7 percent at June 30, 1994 from 9.2 percent at December 31, 1993, 7.9 percent at December 31, 1992 and 1991, and 5.4 percent at year-end 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

Invested assets and cash
(in millions)                                    June 30                   December 31
                                                  1994                         1993
                                             --------------               --------------
Cash and short-term investments              $  391     5.3%              $  571     7.2%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                           3,544    47.9                3,548    44.6
    NAIC(1) Class 2                           1,495    20.2                1,557    19.5
  Below investment-grade:(2)
    Performing                                  224     3.0                  222     2.8
Equity securities                                33      .5                   98     1.2
Joint venture mortgage loans(3)                 822    11.1                  993    12.5
Third-party mortgage loans(3)                   155     2.1                  145     1.8
Other real estate-related investments(3)        306     4.1                  405     5.1
Other                                           424     5.8                  424     5.3
                                             ------   -----               ------   -----
Total(4)                                     $7,394   100.0%              $7,963   100.0%
                                             ======   =====               ======   =====
<F1>
(1)  National Association of Insurance Commissioners (NAIC).
     - Class 1 = A- and above
     - Class 2 = BBB- through BBB+
<F2>
(2)  Excludes $75 million, or 1.0%, and $143 million, or 1.8%, at June 30, 1994 and
     December 31, 1993, respectively, of bonds carried in other real estate-related investments.
<F3>
(3)  See table captioned "Summary of gross and net real estate investments" on page 28 below.
<F4>
(4)  See INVESTMENTS below.

Other selected balance sheet data
(in millions)                                 June 30              December 31
                                               1994                    1993
                                            -----------           -------------
Deferred insurance acquisition costs          $   644                $   623
Assets of separate accounts                     1,827                  1,883
Total assets                                   10,926                 11,577
Life policy benefits(1)                         7,294                  7,381
Stockholders' equity                              806                  1,136

<F1>
(1)  Net of ceded reinsurance

                                    - 19 -

Securities Brokerage

The securities brokerage segment primarily consists of Kemper Securities, Inc. ("KSI").

Selected Financial Highlights
(in millions, except per share data)

                                                   Six Months Ended June 30    Three Months Ended June 30
                                                   ------------------------    --------------------------
                                                     1994            1993        1994              1993
                                                   --------         -------    --------           -------
STATEMENT OF INCOME
Commissions                                         $197.5          $239.2      $ 86.1            $115.7
Interest and dividend income                          34.5            37.6        17.4              19.0
Securities gains, net                                  6.8            23.1         5.4               9.5
Investment banking fees                               10.9             9.3         4.0               4.8
Other income                                          33.4            33.3        18.8              17.3
                                                    ------          ------      ------            ------
   Total revenue                                     283.1           342.5       131.7             166.3
                                                    ------          ------      ------            ------

Production-related compensation                      111.5           134.0        49.9              64.3
Other operating expenses                             150.9           194.2        75.0             109.9
Interest expense                                      21.0            24.3        10.8              12.3
                                                    ------          ------      ------            ------
   Total expenses                                    283.4           352.5       135.7             186.5
                                                    ------          ------      ------            ------
   Loss before income tax
     and change in accounting principle                (.3)          (10.0)       (4.0)            (20.2)
   Income tax benefit                                  (.4)           (3.8)       (1.4)             (7.1)
                                                    ------          ------      ------            ------
   Net income (loss) before change in
     accounting principle                               .1            (6.2)       (2.6)            (13.1)
Cumulative effect of change in accounting principle     -             (5.5)         -                 -
                                                    ------          ------      ------            ------
   Net income (loss)                                $   .1          $(11.7)     $ (2.6)           $(13.1)
                                                    ======          ======      ======            ======
Net income (loss) per share                         $  .00          $ (.24)     $ (.07)           $ (.26)
                                                    ======          ======      ======            ======

The securities brokerage segment had net income of $ .1 million for the six months ended June 30, 1994, compared with a net loss of $11.7 million for the same period in 1993. The 1993 results included a pre-tax charge of $30.0 million, or $19.8 million after tax, for a supplemental addition to the segment's legal reserve. The supplemental legal reserve addition in 1993 was made based on management's evaluation of pending legal matters at that time. Subsequently, the segment has settled certain significant litigation matters within established reserves. The 1993 results also include a charge of $5.5 million for the adoption of SFAS 109.

The segment had a loss of $2.6 million for the second quarter of 1994 compared with income of $6.7 million, excluding the after-tax impact of the supplemental addition to legal reserves, for the same period in 1993. The current quarter loss is attributable primarily to reduced commission revenues and securities gains which were down by $29.6 million and $4.1 million, respectively, from the second quarter of 1993.

Total securities brokerage revenue for the six months ended June 30, 1994 was $283.1 million, a decrease of $59.4 million from 1993, reflecting lower than planned production per investment consultant (registered representative) indicative of the generally weaker credit and equity markets in 1994. Uncertainty surrounding the Company's ownership during the second quarter led to reduced investment consultant head count. Commission revenues decreased $41.7 million to $197.5 million in the first half of 1994 from $239.2 in the first half of 1993.

To increase revenue both for the segment and from sales of the financial and insurance products of the asset management and life insurance segments, the Company adopted certain business strategies. In addition to KSI's ongoing retail focus, these include more coordination of the Company's distribution functions at both INVEST and KSI, the Company's plans to increase the number of investment consultants, and launch of a recruiting program for producers specializing in sales of packaged products, including mutual funds.

The decline in securities gains revenue of $16.3 million in the first half of 1994, compared with the same period in 1993, reflected the volatility in the credit markets during the current period as rising interest rates have caused significant market declines. In contrast, the first half of 1993 saw strong credit markets, in particular within the tax-exempt unit investment trust arena. Investment banking fees increased by $1.6 million, from $9.3 million in 1993 to $10.9 million in 1994, reflecting management's refocus on selected corporate finance activities which culminated in senior manager roles in two equity initial public offerings in 1994. Other income remained relatively flat between the periodss. Included in other income in the second quarter of 1994 is an insurance claim settlement totaling $3.5 million.

A decrease in securities interest and dividend income of $3.1 million for the first six months was offset by a decrease in interest expense of $3.3 million. These reductions are attributable primarily to the disposition of mortgage-backed securities and related bonds in a special purpose subsidiary which was liquidated in the fourth quarter of 1993.

Excluding the $30 million supplemental addition to the legal reserve and interest expense in 1993, expenses decreased $35.8 million, from $298.2 million in the first half of 1993 to $262.4 million in the first half of 1994, largely as a result of decreased production-based compensation and continued focus on cost containment.

Production-related compensation decreased $22.5 million due to lower commission expense to investment consultants and reduced production-based compensation accruals. Other operating expenses decreased $13.3 million as the benefits of cost containment programs have begun to take effect. Specifically, when comparing the first halves of 1994 and 1993, non-production compensation, communication, data processing, professional services and general administrative expenses have all declined. In addition, other expenses decreased in part due to lower litigation-related expenses.

Continued weak markets have had an adverse impact on operating results since March and, currently, management expects this trend to continue.
This is viewed as a general condition affecting the brokerage industry. If this condition persists, this segment could incur operating losses. The Company is currently reducing overhead costs by resizing the organization to deal with the lower anticipated revenues, but there is no assurance that this program will deter operating losses in the near term.

Real Estate

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. These subsidiaries have recourse obligations in favor of, and hold loans subordinate to, loans made by the Company's life insurance subsidiaries.

Selected Financial Highlights
(in millions, except per share data)

                                   Six Months Ended June 30           Three Months Ended June 30
                                   ------------------------           --------------------------
                                    1994             1993              1994               1993
                                  -------          -------           -------            -------
STATEMENT OF INCOME
Joint venture operating losses     $ (29.4)         $ (43.6)          $ (13.0)           $ (23.4)
Investment income and other            7.1              4.7               3.6                2.9
Realized investment gain (loss)       21.0            (89.1)              7.3              (71.5)
                                   -------          -------           -------            -------
   Total revenue                      (1.3)          (128.0)             (2.1)             (92.0)
                                   -------          -------           -------            -------
Operating expenses                     7.2              1.4               3.8                0.7
Interest expense                       1.9              2.4               1.0                2.2
                                   -------          -------           -------            -------
   Total expenses                      9.1              3.8               4.8                2.9
                                   -------          -------           -------            -------
Loss before income tax and change
  in accounting principle            (10.4)          (131.8)             (6.9)             (94.9)
Income tax benefit                    (3.6)           (44.9)             (2.4)             (33.2)
                                   -------          -------           -------            -------
   Net loss before change in
    accounting principle              (6.8)           (86.9)             (4.5)             (61.7)
Cumulative effect of change in
  accounting principle                 -               (5.7)               -                  -
                                   -------          -------           -------            -------
   Net loss                        $  (6.8)         $ (92.6)          $  (4.5)           $ (61.7)
                                   =======          =======           =======            =======
Realized investment gain (loss),
net of tax expense (benefit)       $  13.6          $ (58.8)          $   4.8            $ (47.1)
                                   =======          =======           =======            =======
Operating loss                     $ (20.4)         $ (33.8)          $  (9.3)           $ (14.6)
                                   =======          =======           =======            =======
Per share:
   Operating loss                  $  (.60)         $  (.68)          $  (.27)           $  (.29)
                                   =======          =======           =======            =======
   Net loss                        $  (.20)         $ (1.87)          $  (.13)           $ (1.24)
                                   =======          ========          =======            =======

The joint venture operating loss decline in the first half of 1994 was primarily due to sales, refinancings and restructurings completed respecting certain joint ventures which reduced the level of losses the Company was required to record. In addition, an increased level of joint venture nonaccrual loans during 1993 reduced the Company's share of joint venture interest expense. This in turn reduced the level of losses recorded by the Company, since the Company makes an adjustment to its joint venture operating losses to reflect nonaccrual loans on these same ventures.

Effective January 1, 1994, real estate management fee income and expenses are recorded in the real estate segment, whereas previously they were included in the asset management segment.

In the first six months of 1994, sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of the segment's additions to reserves and write-downs.

The following table reflects selected balance sheet data of the real estate segment. See INVESTMENTS below.

Selected balance sheet data
(in millions)

                                                June 30           December 31
                                                  1994                1993
                                                --------          -----------
Cash and short-term investments                   $ 15              $ 13
Joint venture mortgage loans(1)                    114                60
Third-party mortgage loans(1)                        -                 9
Other real estate-related investments(1)           (27)             (135)
Other                                                4                 4
                                                  ----              ----
    Total invested assets and cash                $106              $(49)
                                                  ====              ====

Net deferred federal tax asset                    $164              $168
Total assets                                       351               187
Long-term debt                                      13                13
Stockholder's equity                               323               163

<F1>
(1)  See table captioned "Summary of gross and net real estate investments" on page 28 below.

Other operations and corporate

This category consists of the holding company income and expenses of both Kemper Corporation and Kemper Financial Companies, Inc., a 96 percent-owned downstream holding company.

Other operations and corporate reported a net loss of $17.5 million for the first half of 1994, compared with a net loss of $16.8 million for the same period in 1993. Results for 1993 include a charge of $4.3 million for the adoption of SFAS 109, which changed the method of accounting for deferred income taxes. Interest income increased primarily due to higher average short-term investments for the 1994 period. This increase was substantially offset by increased interest expense and operating expenses. The increase in interest expense is primarily due to the $200 million in bonds issued in September 1993. Net income for 1994 also included special charges totaling $6.2 million of the total $6.9 million after tax principally relating to a proxy contest initiated by General Electric Capital Corporation.

Discontinued operations

Discontinued operations primarily include the Company's former primary property-casualty insurance, reinsurance and risk management subsidiaries, all of which were divested in the second half of 1993. The Company had recorded net income of $27.1 million from these operations in the first half of 1993. In first-quarter 1994, the Company recorded an additional gain on the sales of discontinued operations of $2.5 million as certain contingent liabilities were settled and more current information became available to the Company. At June 30, 1994, $29.6 million in reserves remain for other contingent liabilities related to the dispositions.

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

Invested assets and cash
(in millions)                                    June 30            December 31
                                                   1994                 1993
                                              -------------       -------------
Cash and short-term investments               $  643    8.3%      $  967   11.6%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                            3,544   45.7        3,548   42.6
    NAIC(1) Class 2                            1,495   19.3        1,558   18.7
  Below investment-grade:(2)
    Performing                                   229    2.9          227    2.7
Equity securities                                 34     .4           99    1.2
Joint venture mortgage loans(3)                  936   12.1        1,053   12.6
Third-party mortgage loans(3)                    155    2.0          154    1.8
Other real estate-related investments(3)         279    3.6          272    3.3
Other                                            446    5.7          447    5.5
                                              ------  -----       ------  -----
Total                                         $7,761  100.0%      $8,325  100.0%
                                              ======  =====       ======  =====
<F1>
(1)  National Association of Insurance Commissioners (NAIC).
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+
<F2>
(2)  Excludes $165 million, or 2.1%, and $171 million, or 2.0%, at June 30, 1994 and December 31,
     1993, respectively, of bonds carried in other real estate-related investments.
<F3>
(3)  See table captioned "Summary of gross and net real estate investments" on page 28 below.

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at June 30, 1994 was $235.2 million, or $7.00 per share, compared with unrealized appreciation of $120.6 million, net of tax, or $3.67 per share, at December 31, 1993. The Company does not tax benefit the aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

During each of the last three years, the Company repositioned its fixed maturity investments and increased the relative and absolute levels of investment-grade fixed maturities and cash and short-term investments held. At June 30, 1994, investment-grade fixed maturities and cash and short-term investments accounted for 73.3 percent of the Company's invested assets and cash, compared with 72.9 percent at December 31, 1993. Approximately 65 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at June 30, 1994.

Approximately 40 percent of the Company's investment-grade fixed maturities at June 30, 1994, were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC) and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality.

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

Net investment income

The following table shows each segment's contribution to the Company's net investment income:

Net investment income before taxes
(in millions)
                         Six Months Ended June 30      Three Months Ended June 30
                         ------------------------      --------------------------
                          1994              1993        1994                1993
                         ------            ------      ------              ------
Life insurance           $245.7            $253.8      $123.7              $128.8
Real estate               (25.6)            (38.9)      (11.0)              (20.5)
Other and eliminations      2.5              (0.4)         .7                (0.6)
                         ------            ------      ------              ------
     Total               $222.6            $214.5      $113.4              $107.7
                         ======            ======      ======              ======
Investment yields:
    Life insurance         6.40%             6.75%       6.61%               6.76%
                         ------            ------      ------              ------
    Total                  5.54%             5.66%       5.77%               5.60%
                         ------            ------      -------             ------

Included in pre-tax net investment income is the Company's share of the operating losses from equity investments in real estate. The Company's share of real estate operating results, which generally has been 50 percent, increased to 100 percent on certain of its equity investments beginning in 1993. The Company's share of real estate operating losses (excluding write-downs) totaled $30.3 million and $50.4 million for the six months ended June 30, 1994 and 1993, respectively. The operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's pre-tax yields on its average invested assets are net of foregone investment income equal to 72 and 80 basis points for the first halves of 1994 and 1993, respectively. The Company's total foregone investment income before tax on nonperforming fixed maturity investments in

1993 and nonaccrual real estate-related investments in both periods was $28.2 million and $29.3 million at June 30, 1994 and 1993, respectively. Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on those loans excluded from the Company's share of joint venture operating results. Based on total nonperforming investments on nonaccrual status at June 30, 1994, the Company estimates foregone investment income in 1994 will decrease slightly compared with the 1993 level. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's 1994 investment income and realized investment results.

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

Realized investment results

Reflected in the results from continuing operations are after-tax realized investment gains of $15.9 million for the first six months of 1994, compared with realized investment losses of $65.6 million for the first six months of 1993. Fixed maturity write-downs decreased due to the increased quality of the Company's fixed maturity portfolio. Other realized gains of $16.1 million (primarily from the sale of equities) and $36.9 million (primarily from the sale of fixed maturities) in the first six months of 1994 and 1993, respectively, were also taken in the life insurance segment.

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

For mortgage loans and other real estate-related investments, reserves are established when declines in collateral values, estimated in light of current economic conditions and calculated in conformity with SFAS 114, "Accounting by Creditors for Impairment of a Loan," indicate a likelihood of loss. Changes to the provision for real estate-related losses include increases to reserves on loans, write-downs to fair value of certain real estate-related assets and the Company's share of write-downs by joint ventures.

A valuation allowance was established upon adoption of SFAS 109 to reduce the deferred tax asset for real estate-related and other investment losses to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized.

Below investment-grade securities
(excluding real estate-related bonds)

At June 30, 1994, below investment-grade securities holdings (NAIC classes 3 through 6) was 2.9 percent of cash and invested assets, compared with 2.7 percent at December 31, 1993.

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

At June 30, 1994, below investment-grade securities of approximately 14 issuers were held by the Company. Write-downs and restructurings on below investment-grade securities for first-half 1994 totaled $.2 million pretax, compared with $22.9 million for first-half 1993.

Real estate-related investments

The $1.4 billion real estate portfolio held by the Company's continuing operations constituted 17.7 percent of cash and invested assets at both June 30, 1994 and December 31, 1993. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company, Lumbermens Mutual Casualty Company ("Lumbermens") or their respective affiliates have taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)

                                            June 30, 1994                        December 31, 1993
                                     --------------------------------      -----------------------------
                                               Life          Real                    Life         Real
                                               insurance     estate                  insurance    estate
                                      Total    segment       segment       Total     segment      segment
                                     ------   ----------    ---------      -----     ---------    -------

Investments before
  reserves, write-downs, foreign
  currency translation adjustments
  and net joint venture operating
  losses:
Joint venture mortgage loans         $1,080     $  859      $  221         $1,306     $1,121      $ 185
Third-party mortgage loans              194        194          -             154        145          9
Other real estate-related
    investments                       1,169        445         724          1,092        484        608
                                     ------     ------      ------         ------     ------      -----
  Subtotal                            2,443      1,498         945          2,552      1,750        802

Reserves                              (425)       (97)       (328)          (446)       (89)      (357)
Write-downs                           (357)       (98)       (259)          (299)       (96)      (203)
Foreign currency translation
  adjustments                          (44)        -          (44)           (56)        -         (56)
Cumulative net operating losses
  of joint ventures owned             (246)       (20)       (226)          (272)       (22)      (250)
                                     ------     ------      ------         ------     ------      -----

Net real estate investments          $1,371     $1,283      $   88         $1,479     $1,543      $ (64)
                                     ======     ======      ======         ======     ======      =====

As reflected in the table on the following page, the Company has continued to fund both existing projects and legal commitments. Total future legal commitments were $570.2 million at June 30, 1994. This amount represented a net decrease of $66.6 million since December 31, 1993, largely due to fundings in first-half 1994. As of June 30, 1994, the Company expects to fund approximately $268.7 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which the Company does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in the Company's evaluation of reserves and write-downs.

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

Excluding the $69.4 million of real estate owned and the $88.2 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $1,389.5 million at June 30, 1994, after reserves, write-downs and foreign currency translation adjustments. Of this amount, $852.8 million are on accrual status. Of these accrual loans, 56.1 percent have terms requiring current periodic payments of their full contractual interest, 30.2 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 13.7 percent defer all interest to maturity.

                                    - 28 -

Real estate portfolio
(in millions)                    Mortgage loans       Other real estate-related investments
                                 --------------       -------------------------------------
                                                                      Real
                                 Joint      Third             Other   estate    Equity
                                 venture    party     Bonds   loans   owned     investments    Total
                                --------   ------    ------   -----   ------    -----------    ------
Balance at December 31, 1993    $1,053.4   $153.9    $174.2   $114.5   $78.2      $(94.7)     $1,479.5(1)
Additions (deductions):
Fundings                            41.1      2.1      39.4     33.3    10.7        30.7         157.3
Interest added to principal          0.2      -         -        -       -           -             0.2
Sales/Paydowns/Distributions       (40.4)    (3.4)    (41.5)    (8.5)  (16.7)      (22.2)       (132.7)
REIT(2)                            (93.4)     -       (15.9)   (11.7)    -          (2.4)       (123.4)
Maturities                         (29.4)     -        (2.1)   (13.2)    -           -           (44.7)
Rollovers at maturity:
  Principal                         29.4      -         2.1     13.2     -           -            44.7
  Interest                           1.7      -         -        1.1     -           -             2.8
Joint venture operating loss         -        -         -        -       -         (30.3)        (30.3)
Transfers to real estate owned     (10.9)   (19.1)      -      (32.7)   62.7         -             -
Realized investment gain (loss)     30.5     (0.7)     11.9    (21.3)  (39.3)       18.9           -
Other transactions                 (45.8)    22.6      (0.3)    55.2   (26.2)       11.8          17.3
                                 -------   ------    ------   ------   -----      ------      --------
Balance at June 30, 1994         $ 936.4   $155.4    $167.8   $129.9   $69.4      $(88.2)     $1,370.7(3)
                                 =======   ======    ======   ======   =====      ======      ========
<F1>
(1)  Net of $744.1 million reserve and write-downs.  Excludes $80.7 million of real estate-related accrued interest.
<F2>
(2)  Reflects the first-quarter 1994 formation of a real estate investment trust ("REIT") with
     Prime Group, Inc.
<F3>
(3)  Net of $781.4 million reserve and write-downs.  Excludes $69.1 million of real estate-related accrued interest.

Other real estate-related investments

The Company's real estate-related bonds, all of which are presently rated below investment-grade, are generally unsecured and were issued to the Company by real estate finance or development companies generally to provide financing for the Company's joint ventures for such purposes as land acquisition, construction/development, refinancing debt, interest and other operating expenses.

The other real estate loans are notes receivable that provide financing to joint ventures for purposes similar to those funded by real estate-related bonds.

The deficit in equity investments in real estate at June 30, 1994, consists of $149.7 million of loans to Spanish projects (described below), $60.4 million of unsecured loans to joint ventures treated as equity investments, a $224.5 million deficit in the Company's net equity investments in joint ventures and reserves of $73.8 million. The deficit includes the Company's share of periodic operating results. The deficit is considered in the Company's evaluation of reserves and write-downs. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned at June 30, 1994, includes $62.5 million of deeds in lieu of foreclosure and $6.9 million of certain purchased properties. Real estate owned at June 30, 1994, is net of $96.4 million of write-downs.

Real estate concentrations

The Company's portfolio is distributed by property type and geographic location. Real estate markets have been depressed in recent periods in areas where most of the Company's real estate portfolio is located.


                                    - 29 -

Approximately half of the Company's real estate holdings are in California and Illinois. In California, real estate market conditions have continued to be worse than in many other areas of the country.

The Company's real estate portfolio at June 30, 1994, also included $149.7 million of loans carried as equity investments in real estate (net of write-downs, foreign currency translations and cumulative operating losses) related to land for office and retail development and residential projects located in Spain. The Spanish projects accounted for $24.4 million of fundings during the first half of 1994 and represented approximately 10.9 percent of the Company's real estate portfolio at June 30, 1994. These investments, which began in the late 1980s, accounted for $37.9 million of the June 30, 1994, off-balance-sheet legal commitments, which the Company expects to fund.

Undeveloped land, including the Spanish projects, represented approximately
21.1 percent of the Company's real estate portfolio at June 30, 1994. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements from the Company. The values of development projects are dependent on a number of factors, including obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially.

At June 30, 1994, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $527.5 million, or 38.5 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflects the first-quarter formation of a REIT (see preceding table) and includes $100.2 million in fundings during the first half of 1994. Prime Group-related commitments accounted for $373.8 million of the off-balance-sheet legal commitments at June 30, 1994, of which the Company expects to fund $121.2 million.

Effective January 1, 1993, the Company formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. As MLP partners, the Company and Lumbermens have participated in funding certain cash needs of the Bedford-related projects. During the first six months of 1994, the Company provided $36.4 million of fundings to projects in the MLP. At June 30, 1994, these projects accounted for $136.5 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund $113.8 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. The MLP has reduced the Company's share of the operating losses from Bedford-related ventures that the Company would otherwise have recorded. The Company records 50 percent of the operating results of the ventures held by the partnership. Of the Company's real estate portfolio at June 30, 1994, approximately $462.6 million, or 33.7

                                    - 30 -

percent, represented loans to and investments in MLP-owned joint ventures.

Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interests in ventures in which Bedford, the Company, Lumbermens and their respective subsidiaries previously shared ownership interests. Bedford was released from certain recourse liabilities owed to the MLP, the ventures, Lumbermens, the Company and certain of their respective subsidiaries. Because the Company's reserve methodology does not take any credit for such recourse and because the Company in 1993 had already began recording 50 percent of the operating results of the related ventures, this transaction, which simplifies the management of the Company's portfolio, does not have any material adverse impact on the Company's results of operations or financial condition.

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

The Company increased the net amount of its real estate reserves and writedowns in the first half of 1994 primarily to match the elimination of negative (the deficit in) carrying values of certain equity investments in real estate, which investments the Company sold or transferred to third parties during the first half. As described under "Other real estate-related investments" above, the Company's deficit in equity investments in real estate is considered in the Company's evaluation of reserves and write-downs. While the real estate subsidiaries as equity owners recognized gains on the first-half 1994 transactions, the additions to the reserves also affected the life insurance segment where most of the Company's loans are held. The Company's real estate reserve was allocated as follows:

                                    - 31 -

Real estate reserve
(in millions)
                              Joint venture            Other real
                                 mortgage            estate-related
                                   loans               investments               Total
                           ------------------      ------------------       ------------------
                           Life       Real         Life       Real          Life       Real
                           insurance  estate       insurance  estate        insurance  estate
                           segment    segment      segment    segment       segment    segment
                           ---------  -------      ---------  -------       ---------  -------

Balance at 12/31/93        $53.9      $128.6       $35.8      $227.3        $89.7      $355.9
Asset transfer                -           -         (2.5)        2.5         (2.5)        2.5
Change in reserve          (16.5)      (22.6)       26.2        (8.2)         9.7       (30.8)
                           -----      ------       -----      ------        -----      ------
Balance at 6/30/94         $37.4      $106.0       $59.5      $221.6        $96.9      $327.6
                           =====      ======       =====      ======        =====      ======

In addition to the reserve, the Company's provision for real estate-related losses included cumulative write-downs totaling $356.9 million (life insurance segment, $98.3 million; real estate segment, $258.6 million) at June 30, 1994, and $298.5 million (life insurance segment, $96.0 million; real estate segment, $202.5 million) at December 31, 1993.

The following table is a summary of the Company's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs)
(in millions)                           June 30           December 31
                                          1994                1993
                                        --------          -----------
Potential problem loans (1)             $   32.9          $   20.2
Past due loans (2)                           -                 6.1
Nonaccrual loans (3)
    Life insurance segment                 537.8             755.8
    Real estate segment                    420.8             372.0
Restructured loans (4)
 (currently performing)                     59.5              59.5
Real estate owned (5)                       69.4              78.2
                                        --------          --------
    Total                               $1,120.4(6)       $1,291.8
                                        ========          ========
<F1>
(1)  These are real estate-related investments where the Company, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which the Company anticipates may go into nonaccrual, past due or restructured status.
<F2>
(2)  Interest more than 90 days past due but not on nonaccrual status.
<F3>
(3)  The Company does not accrue interest on real estate-related investments when the likelihood of collection of interest is doubtful.
<F4>
(4)  The Company defines a "restructuring" of debt as an event whereby the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider.  Such concessions either stem from an agreement between the
     Company and debtor or are imposed by law or a court.  By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that the Company, at its option, may extend
     (roll over).
<F5>
(5)  Real estate owned is carried at fair value and includes deeds in lieu of foreclosure and certain purchased property.  Cumulative write-downs to fair value were $96.4 million and $29.3 million at June 30, 1994 and December 31, 1993, respectively.
<F6>
(6)  Total reserves and cumulative write-downs (excluding fair value adjustments to real estate owned) are 61.1 percent of total troubled real estate-related investments and 33.3 percent of the Company's total real estate portfolio before reserves and write-downs at
     June 30, 1994.

Real estate outlook

The Company's real estate experience could continue to be adversely affected by overbuilding and weak economic conditions in certain real estate markets and by tight lending practices by banks and other lenders. Stagnant or worsening economic conditions in the areas in which the Company has made loans, or additional adverse information becoming known to the

Company through its regular reviews or otherwise, could result in higher levels of problem loans or potential problem loans, reductions in the value of real estate collateral and adjustments to the real estate reserve. The Company's net income and stockholders' equity could be materially reduced in future periods if real estate market conditions remain stagnant or worsen in areas where the Company's portfolio is located.

Current conditions in the real estate markets are adversely affecting the financial resources of certain of the Company's joint venture partners. Each partner, however, remains active in the control of its respective joint ventures. In evaluating the partner's ability to meet its financial commitments, the Company considers the amount of all applicable debt and the value of all properties within that portion of the Company's portfolio consisting of loans to and investments in joint ventures with such partner. In 1993, the Company decided to recognize 100 percent of the operating results of certain joint ventures. The additional operating results are being recorded primarily by the Company's real estate subsidiaries which are the equity holders in such ventures.

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

The Company is analyzing various potential transactions designed to reduce the level of real estate-related investments on the Company's balance sheet. Specific types of transactions under consideration include loan sales, property sales, mortgage refinancings and real estate investment trusts.

Interest rates

Interest rate fluctuations primarily affect the life insurance segment.
The 1993 interest rate environment was characterized by very low short-term rates and a steeply sloped yield curve while the first half of 1994 saw rising short-term and long-term interest rates as the Federal Reserve Board raised rates.

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

As interest rates rose during 1994, the life insurance subsidiaries' capital resources were adversely impacted by unrealized loss positions from their fixed maturity investments. The Company believes, however, that this decline should be offset by a decrease in the present value of the life insurance subsidiaries' policy liabilities and their sales of fixed-rate annuity products could increase in a rising interest rate environment.

Should interest rates continue to rise, the Company would expect its asset management segment's money market product sales to increase and sales of stock funds to slow, although not necessarily in offsetting amounts.

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

The Company can use its available resources for dividends to stockholders, corporate interest and other holding company expenses, consolidated federal income tax payments, common stock repurchases (treasury stock), acquisitions of subsidiaries and additional investments in, or asset purchases from, subsidiaries. In the first six months of 1994, the Company purchased $164.7 million of certain real estate-related investments from the life insurance subsidiaries and contributed $65.0 million to KILICO's capital, funded by dividends from FKLA. In 1993, the Company provided $517.1 million in cash to the life insurance subsidiaries by purchasing from them $447.1 million of certain real estate-related investments and contributing to KILICO's capital $90.0 million, $20.0 million of which was a dividend from FKLA. Through 1996, the Company expects to continue to make substantial purchases of real estate-related investments from its life insurance subsidiaries, although it is not obligated to do so and the Company may choose to modify this strategy in the future.

At June 30, 1994, Kemper Corporation had $45.6 million in cash and short-term investments. The Company expects to use most of these funds for the purchases of real estate-related investments from the life insurance subsidiaries to maintain and improve their regulatory capital positions.

Policyholder deposits decreased to $202.8 million for the first six months of 1994 from $228.7 million for the first six months of 1993, and policyholder withdrawals increased to $472.9 million for the first six months of 1994 from $349.3 million for the first six months of 1993, primarily due to planned reductions in crediting rates on fixed-rate annuities as well as increased competition.

Debt
(in millions)
                                            June 30       December 31
                                              1994            1993
                                            --------      -----------
Short-term debt                              $394.2          $349.2
Long-term debt                                391.0           394.0
Convertible debentures
  of subsidiary                                40.6            45.7

Short-term debt

The Company has outstanding short-term loans with banks and other creditors at interest rates that vary with short-term money market rates. Short-term notes payable by the securities brokerage operations principally consist of collateralized bank loans which totaled $370.1 million at June 30, 1994, compared with $325.1 million at December 31, 1993. The level of these borrowings fluctuates daily depending upon market activity and customer margin activity levels.

The Company had $20.0 million due to banks at June 30, 1994 and December 31, 1993. The Company renegotiated its committed lines of credit with certain banks effective November 1, 1993. The lines of credit total $325.0 million, with $162.5 million expiring November 1, 1994, and $162.5 million expiring November 1, 1996. These lines are unused and fully available. Interest rates would generally approximate short-term bank corporate rates.

Long-term debt

Included in long-term debt at June 30, 1994, are $200 million of 6.875% Notes Due 2003, $65.5 million of medium-term notes and $110.75 million of 8.80% Notes Due 1998. The interest rate on the 6.875% notes increased on March 15, 1994 to 7.375%, but the original rate will be reinstated if and when the Company effects an exchange of such notes for publicly registered notes, which the Company expects to occur in the third quarter of 1994.

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

In connection with and following the merger agreement signed June 26, 1994 by Kemper Corporation and Conseco, Inc. (see Part II, ITEM 5 below in this Form 10-Q), Moody's Investors Service placedunder review with "possible downgrade" its Baa2 senior debt rating and Baa3 preferred stock rating of Kemper Corporation and its Baa1 financial strength ratings of both of the Company's life insurance subsidiaries; Standard & Poor's Corporation placedon CreditWatch with 'negative' implications" its BBB senior debt rating and BB+ preferred stock rating of Kemper Corporation; Duff & Phelps Credit Rating Co. placed "on Rating Watch -- Down" Kemper Corporation's A- senior debt rating, Federal Kemper Life Assurance Company's AA- claims-paying ability rating and Kemper Investors Life Insurance Company's A+ claims-paying ability rating; and A.M. Best placed under review its "A-" (Excellent) Best's Ratings of both of the life insurance subsidiaries.

Convertible debentures of subsidiary

Convertible debentures of subsidiary represent employee interests in Kemper Financial Companies, Inc. ("KFC"). KFC does not plan to issue any additional securities to its employees. Maturities and employee terminations during first-half 1994 accounted for the $5.1 million reduction of convertible debentures. The outstanding debentures bear interest approximating the prime rate.

Common stock

During the first six months of 1994, the Company received $22.5 million by issuing common stock through the Kemper Corporation Dividend Reinvestment and Stock Purchase Plan and employee stock option plans. On June 26, 1994, in conjunction with the signing of the merger agreement with Conseco, Inc. (see Part II, ITEM 5 of this Form 10-Q), all outstanding employee stock options became immediately exercisable in full. The Company expects to continue to receive proceeds from the exercise of employee stock options in the second half of 1994.

During 1993 and the first six months of 1994, the quarterly dividend rate was $.23 per common share. The third-quarter 1994 dividend of $.23 per share was declared in July 1994 and is payable August 31, 1994. The aggregate common stock dividend payment has been reduced by approximately 35 percent due to the August 1993 acquisition of 17.4 million shares of the Company's common stock in a stock exchange transaction with Lumbermens.

While the board of directors intends to continue quarterly cash dividends, future declarations and amounts will depend upon, among other factors, the earnings of Kemper Corporation, its financial condition, its capital requirements and general business conditions.

Preferred stock

During 1993 and 1992, Kemper Corporation privately placed preferred stock in the amounts of $260.0 million and $100.0 million, respectively. At June 30, 1993, the Company's outstanding preferred stock totaled $360.6 million. Dividends paid on the preferred stock during the first half of 1994 totaled $11.8 million.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Dismissal of Asset Management Litigation

On June 23, 1994, in the class action styled Tabankin, et al. v. Kemper Short-Term Global Income Fund, et al., the federal court in the Northern District of Illinois entered an order granting the defendant's motion to dismiss and entering final judgment in favor of the Company. As of the date of filing this Form 10-Q, plaintiffs have not appealed the order.

ITEM 5.   Other Information

A. Merger Agreement

The Company, Conseco, Inc., an Indiana corporation ("Conseco"), and KC Acquisition, Inc, a Delaware corporation and a wholly-owned subsidiary of Conseco ("Acquisition"), have entered into an Agreement and Plan of Merger dated as of June 26, 1994 (the "Merger Agreement"), pursuant to which Acquisition will be merged with and into the Company (the "Merger") in a transaction in which the Company will be the surviving corporation (the "Surviving Corporation"). As of the effective time of the Merger (the "Effective Time"), the Surviving Corporation will be a wholly-owned subsidiary of Conseco.

As of the Effective Time, by virtue of the Merger, each share of common stock, par value $5.00 per share, of the Company ("Common Stock") issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock that are owned by the Company, Conseco or any subsidiary thereof (excluding shares in trust accounts, managed accounts, custodial accounts and the like that are beneficially owned by third parties as well as shares held in the ordinary course of business by subsidiaries of the Company or Conseco that are insurance companies or broker-dealers and other than shares of Common Stock held by stockholders of the Company who exercise their appraisal rights) shall be converted into the right to receive (i) $56.00 per share, without interest, and (ii) the fraction (rounded to the nearest ten-thousandth of a share) of a validly issued, fully paid and nonassessable share of common stock, without par value, of Conseco ("Conseco Common Stock") determined by dividing $11.00 by the Average Stock Price. The "Average Stock Price" shall be equal to the average of the closing prices of Conseco Common Stock on the New York Stock Exchange Composite Transactions Reporting System, as reported in The Wall Street Journal, for the 20 trading days immediately preceding the second trading day prior to the Effective Time (the "Trading Average"); provided, however, that if the Trading Average is less than $45.50, then the Average Stock Price shall be $45.50, and if the Trading Average is greater than $55.50, then the Average Stock Price shall be $55.50.

Each share of (i) Series A Cumulative Convertible Preferred Stock of the Company, (ii) Series C Cumulative Preferred Stock of the Company, (iii) Series D Index Exchangeable Preferred Stock of the Company and (iv) Series E Cumulative Convertible Preferred Stock of the Company issued and outstanding immediately prior to the Effective Time (other than shares held by preferred stockholders of the Company who exercise their appraisal rights) will remain outstanding as one validly issued, fully paid and nonassessable share of preferred stock of the Surviving Corporation subsequent to the Effective Time, subject to the respective terms and covenants thereof.

The closing of the Merger is subject to certain conditions set forth in the Merger Agreement, including but not limited to the approval of the Merger by the affirmative vote of stockholders of the Company entitled to cast at least a majority of the votes which all stockholders of the Company are entitled to cast thereon, the approval of the issuance of shares of Conseco Common Stock in the Merger by the affirmative vote of the holders of a majority of the shares present or represented by proxy and entitled to vote thereon at a meeting of stockholders of Conseco, the receipt of all required governmental and regulatory consents, the receipt of certain approvals with respect to the registered investment companies for which any of the Company's subsidiaries act as investment advisor or sub-advisor, the receipt of certain consents from the noninvestment company advisory clients of the asset management subsidiaries of the Company and the obtaining by Conseco of all financing necessary to pay the aggregate cash consideration payable in connection with the Merger. The Merger is presently expected to close in December 1994.

Under certain circumstances, the board of directors of the Company may terminate the Merger Agreement and accept a proposal made by another party, upon payment to Conseco of $100 million and reimbursement of its documented out-of-pocket fees and expenses.

Prior to the Effective Time, Conseco Capital Partners II, L.P., an affiliate of Conseco ("CCP II"), will organize CCP II Holdings Corp., a Delaware corporation ("CCP II Holdings"), to acquire an existing life insurance company ("Life Insurance Holdings") and to organize one or more real estate acquisition subsidiaries. Simultaneously with or immediately following the Effective Time, it is anticipated that the Surviving Corporation will sell all of the issued and outstanding shares of capital stock of each of the Company's life insurance subsidiaries to Life Insurance Holdings, and each of the Company's real estate subsidiaries will be merged with and into one or more of the real estate acquisition subsidiaries.

A copy of the Merger Agreement is filed as Exhibit 10 to this Form 10-Q and is incorporated herein by reference.

In light of the proposed merger which will require approval by the Company's stockholders and therefore the preparation and distribution to the stockholders of the necessary materials describing the transaction, the Company's board of directors has determined that the interests of the stockholders are best served by postponing the annual meeting of stockholders previously scheduled for August 22, 1994. The annual meeting is now expected to be held in late October or the first part of November 1994 in order that stockholders may vote at one time on the proposed merger as well as certain general corporate matters. Stockholders will receive further information with respect to the matters to be voted upon at, as well as the date, time and place of, and the record date for, the annual meeting.

In connection with the proposed merger and the postponement of the annual meeting, General Electric Capital Corporation informed the Company that it has withdrawn both its unsolicited offer to acquire the Company and its proposed slate of directors previously nominated for election to the Company's board of directors and has no intention of soliciting proxies for the rescheduled annual meeting.

B. Director Retirement

After the June 26, 1994 board meeting at which the Merger Agreement was unanimously approved, Joseph E. Luecke retired from the board of directors to pursue more of a full-time retirement and to attend to various personal and family matters. Including his two years of board service since his February 1992 retirement from the positions of the Company's Chairman of the Board and Chief Executive Officer (roles he served for 13 years), Mr. Luecke dedicated almost 43 years to the Kemper organizations.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBIT INDEX.

     EXHIBIT NUMBER
     --------------
                                                               Page
                                                               ----
     10    Agreement and Plan of Merger dated as of June 26,
           1994 among Conseco, Inc., KC Acquisition, Inc.
           and Kemper Corporation.............................. 43

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1994. The Company filed one current report on Form 8-K on July 1, 1994 which reported, under Item 5 thereof, that on June 26, 1994, the Company had signed, the Merger Agreement described under ITEM 5 of this Form 10-Q.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KEMPER CORPORATION
                               (Registrant)



Date:  August 12, 1994

                              /S/ J. H. FITZPATRICK
                              --------------------
                              J. H. Fitzpatrick
                              Executive Vice President and
                              Chief Financial Officer



Date:  August 12, 1994

                              /S/ J. R. SITAR
                              --------------------
                              J. R. Sitar
                              Senior Vice President and
                              Chief Accounting Officer



                                    - 46 -