Form 10-Q
period 1994-09-30
KEMPER CORP
filed 1994-11-14
CIK 55195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q
(Mark One)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended     September 30, 1994

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

As of November 1, 1994, 34,200,892 shares of Kemper Corporation Common Stock, $5 par value, were outstanding.


                          Exhibit Index on page 42

                           KEMPER CORPORATION
                           THIRD-QUARTER 1994
                                FORM 10-Q


PART I.  FINANCIAL STATEMENTS                                   Page
                                                                ----

Consolidated Balance Sheet -
   September 30, 1994 and December 31, 1993......................  3
Consolidated Statement of Operations -
   Three months and nine months ended September 30, 1994 and 1993  4
Consolidated Statement of Cash Flows -
   Nine months ended September 30, 1994 and 1993.................  5
Notes to Consolidated Financial Statements.......................  6

Management's Discussion and Analysis -
   Results of Operations and Financial Condition.................  9
   Investments (continuing operations)........................... 24
   Liquidity and Capital Resources............................... 35

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................... 39

ITEM 5.   Other Information...................................... 39

ITEM 6.   Exhibits and Reports on Form 8-K....................... 42

Signatures....................................................... 43

Exhibit 27....................................................... 44

                            KEMPER CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                             (in thousands, except share data)
                                        (unaudited)

                                                                                      September 30    December 31
                                                                                          1994           1993
                                                                                      ------------    -----------
ASSETS
  Investments:
    Fixed maturities available for sale, at market
      (cost 1994, $5,815,131; 1993, $5,147,592)                                       $ 5,583,914     $ 5,333,175
    Equity securities, at market (cost 1994, $29,558; 1993, $53,366)                       35,944          98,968
    Short-term investments                                                                441,450         713,401
    Joint venture mortgage loans                                                          938,462       1,053,403
    Third-party mortgage loans                                                            145,444         153,880
    Other real estate-related investments                                                 276,076         272,188
    Other loans and investments                                                           451,795         446,717
                                                                                      -----------     -----------
      Total investments                                                                 7,873,085       8,071,732

  Cash (restricted  1994, $430; 1993, $470)                                               244,944         253,105
  Securities purchased under resale agreements                                            236,771         204,467
  Securities held by brokerage firm subsidiaries, at market                               178,036         285,695
  Accounts receivable from brokerage firms and customers                                  781,316         776,971
  Other accounts and notes receivable                                                     776,182         617,458
  Reinsurance recoverable                                                                 775,962         835,975
  Deferred insurance acquisition costs                                                    666,895         622,592
  Deferred investment product sales costs                                                 174,954         186,931
  Other assets                                                                            274,236         299,543
  Assets of separate accounts                                                           1,895,048       1,883,656
                                                                                      -----------     -----------
    Total assets                                                                      $13,877,429     $14,038,125
                                                                                      ===========     ===========

LIABILITIES
  Life policy benefits                                                                $ 7,244,897     $ 7,380,787
  Ceded life policy benefits                                                              775,962         835,975
  Securities sold under repurchase agreements                                             210,025         181,879
  Securities sold, not yet purchased, at market                                            75,716          77,023
  Accounts payable to brokerage firms and customers                                       324,821         354,998
  Other accounts payable and liabilities                                                1,226,380         915,954
  Notes payable                                                                           338,226         349,237
  Long-term debt                                                                          389,939         393,978
  Convertible debentures of subsidiary                                                     38,401          45,651
  Liabilities of separate accounts                                                      1,895,048       1,883,656
                                                                                      -----------     -----------
    Total liabilities                                                                  12,519,415      12,419,138
                                                                                      -----------     -----------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock-no par value (outstanding 1994, 6,681,165; 1993, 6,690,637 shares)      360,363         360,600
  Common stock-$5.00 par value (issued 1994, 65,969,796; 1993, 64,620,863 shares)         329,849         323,104
  Additional paid-in capital                                                              358,198         313,531
  Unrealized loss on foreign currency translations                                        (39,627)        (56,878)
  Unrealized gain (loss) on investments                                                  (225,828)        155,004
  Retained earnings                                                                     1,603,894       1,549,580
  Treasury shares, at cost (1994, 31,812,493; 1993, 31,717,505 shares)                 (1,028,835)     (1,025,954)
                                                                                      -----------     -----------
    Total stockholders' equity                                                          1,358,014       1,618,987
                                                                                      -----------     -----------
    Total liabilities and stockholders' equity                                        $13,877,429     $14,038,125
                                                                                      ===========     ===========
<F1>
See accompanying notes to consolidated financial statements.

                          KEMPER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                         (in thousands, except per share data)
                                     (unaudited)

                                                                     Nine Months Ended        Three Months Ended
                                                                       September 30              September 30
                                                                    --------------------      ------------------
                                                                      1994          1993        1994       1993
                                                                    --------    --------      -------     ------
Revenue
Asset management income                                            $  341,246   $ 374,010    $110,761   $ 125,862
Net investment income                                                 356,099     316,294     133,497     101,825
Insurance premium income                                              113,248     115,907      38,077      40,694
Securities brokerage income                                           379,915     483,394     112,507     158,046
Realized investment loss                                              (21,789)   (302,085)    (46,541)   (205,559)
Other income                                                           72,650      59,050      23,119      21,511
                                                                   ----------   ---------    --------   ---------
   Total                                                            1,241,369   1,046,570     371,420     242,379
                                                                   ----------   ---------    --------   ---------
Benefits and expenses
Asset management expenses                                             193,596     222,216      64,851      79,065
Amortized investment product sales costs                               42,020      35,123      14,525      12,575
Insurance claim costs and policyholder benefits                       357,302     390,684     121,017     126,394
Amortized policy acquisition costs                                     49,608      41,508       8,890      12,619
Securities brokerage expenses                                         373,241     471,079     114,114     147,789
Interest expense                                                       55,343      55,397      17,703      18,268
Other expenses                                                         30,804      36,062       9,900      10,793
                                                                   ----------  ----------    --------   ---------
   Total                                                            1,101,914   1,252,069     351,000     407,503
                                                                   ----------  ----------    --------   ---------
   Earnings (loss) from continuing operations before income tax       139,455    (205,499)     20,420    (165,124)
                                                                   ----------  ----------    --------   ---------
Income tax (benefit)
 Current                                                               17,111      51,663     (21,337)     (6,406)
 Deferred                                                              32,985    (108,724)     27,486     (39,894)
                                                                   ----------  ----------    --------   ---------
   Total income tax (benefit)                                          50,096     (57,061)      6,149     (46,300)
                                                                   ----------  ----------    --------   ---------
   Income (loss) from continuing operations                            89,359    (148,438)     14,271    (118,824)
Income from discontinued operations, net of tax                             -      24,905           -      12,196
Gain (loss) on sale of discontinued operations to related
  party, net of tax                                                      (576)    186,059           -     186,059
Gain on sales of discontinued operations, net of tax                    6,303      82,927       3,250      82,927
                                                                   ----------  ----------    --------   ---------
   Income before cumulative effect of a change in
     accounting principle                                              95,086     145,453      17,521     162,358
Cumulative effect of a change in accounting principle, net of tax           -       2,545           -           -
                                                                   ----------  ----------    --------   ---------
    Net income                                                     $   95,086  $  147,998    $ 17,521   $ 162,358
                                                                   ==========  ==========    ========   =========
Net income applicable to common stockholders                       $   77,403  $  135,237    $ 11,630   $ 156,308
                                                                   ==========  ==========    ========   =========

Net income (loss) per share:
Primary
Income (loss) from continuing operations                             $   2.09  $    (3.52)   $    .24   $   (3.24)
Income from discontinued operations                                       .17        6.41         .10        7.29
                                                                     --------  ----------    --------   ---------
    Income before cumulative effect of a change in
      accounting principle                                               2.26        2.89         .34        4.05
Cumulative effect of a change in accounting principle, net of tax           -         .06           -           -
                                                                     --------  ----------    --------   ---------
    Net income per share                                             $   2.26  $     2.95    $    .34   $    4.05
                                                                     ========  ==========    ========   =========
Fully diluted
Income (loss) from continuing operations                             $   2.08  $    (3.17)   $    .24   $   (2.74)


Income from discontinued operations                                       .14        6.01         .10        6.37
                                                                     --------  ----------    --------   ---------
    Income before cumulative effect of a change in
      accounting principle                                               2.22        2.84         .34        3.63
Cumulative effect of a change in accounting principle, net of tax           -         .05           -           -
                                                                     --------  ----------    --------   ---------
    Net income per share                                             $   2.22  $     2.89    $    .34   $    3.63
                                                                     ========  ==========    ========   =========

Cash dividends declared per common share                             $    .69  $      .92    $    .23   $     .46
                                                                     ========  ==========    ========   =========
Cash dividends paid per common share                                 $    .69  $      .69    $    .23   $     .23
                                                                     ========  ==========    ========   =========
<F1>
See accompanying notes to consolidated financial statements.

                              KEMPER CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (in thousands)
                                          (unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                             ------------------------
                                                                               1994           1993
                                                                             ---------       --------
Cash flows from operating activities
  Net income                                                                $    95,086    $  147,998

  Reconcilement of net income to net cash provided:
    Realized investment loss                                                     21,789       302,085
    Gains from sales of discontinued operations                                  (5,728)     (268,986)
    Life policy benefits                                                        277,142       317,623
    Accounts payable to brokerage firms and customers                           (30,177)     (201,966)
    Deferred federal income tax                                                  78,086       (77,408)
    Brokerage firm portfolios                                                   102,193       (68,571)
    Accounts receivable from brokerage firms and customers                       (4,345)       27,904
    Deferred insurance acquisition costs                                        (44,303)      (35,018)
    Deferred investment product sales costs                                      11,977       (22,916)
    Amortization on investments                                                  15,070           763
    Other accounts and notes receivable                                          26,851        26,090
    Other accounts payable and liabilities                                     (111,099)      100,725
    Equity income from affiliates                                                32,356        57,011
    Other                                                                       (58,987)       74,394
                                                                            -----------    ----------
      Net cash provided from operating activities                               405,911       379,728
                                                                            -----------    ----------
Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                                           141,236       180,497
    Fixed maturities sold prior to maturity                                   1,526,303     1,944,452
    Equity securities                                                            63,353        45,620
    Mortgage loans, other loans and investments                                 513,051       164,950
  Cost of investments purchased:
    Fixed maturities                                                         (2,396,007)   (2,630,702)
    Equity securities                                                              (469)       (5,830)
    Mortgage loans, other loans and investments                                (289,033)     (405,998)
  Short-term investments, net                                                   284,109      (421,906)
  Unsettled investment transactions, net                                        284,265       179,283
  Sale of discontinued operations                                                     -       285,074
  Other                                                                         (67,338)       (3,676)
                                                                            -----------    ----------
    Net cash provided from (used in) investing activities                        59,470      (668,236)
                                                                            -----------    ----------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                                                    297,320       323,260
    Withdrawals                                                                (710,352)     (587,598)
  Issuance of long-term debt                                                          -       202,600
  Reduction of long-term debt                                                      (909)       (1,973)
  Issuance of preferred stock                                                         -       251,920
  Treasury shares acquired                                                       (6,715)       (1,733)
  Dividends paid to stockholders                                                (40,772)      (50,542)
  Notes payable, net                                                            (14,141)       58,970
  Other                                                                           2,027        41,633
                                                                            -----------    ----------
    Net cash provided from (used in) financing activities                      (473,542)      236,537
                                                                            -----------    ----------
    Net decrease in cash                                                         (8,161)      (51,971)
    Cash, beginning of period                                                   253,105       246,040
                                                                            -----------    ----------
    Cash, end of period                                                     $   244,944    $  194,069
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

2. Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Net income per share reflects the effect of employee interests in Kemper Financial Companies, Inc. on a fully converted basis. The calculation of primary net income per share is as follows:

                                                                  Nine Months Ended        Three Months Ended
                                                                    September 30              September 30
                                                                  -----------------        ------------------
(in thousands, except per share data)                             1994         1993        1994          1993
                                                                  ----         ----        ----          ----

Net income reported                                             $ 95,086    $147,998      $17,521     $162,358
Add back:
  Dividends on redeemable securities of subsidiary                     *           *            *            *
  Interest and amortization expense on convertible
    debentures of subsidiary, net of tax                               *           *            *            *
Deduct:
  Employee interests in subsidiary, assuming full conversion           *           *            *            *
  Dividends on preferred stock                                    17,683      12,761        5,891        6,050
                                                                 -------    --------      -------     --------
Total                                                            $77,403    $135,237      $11,630     $156,308
                                                                 =======    ========      =======     ========
Average common and equivalent shares outstanding                  34,256      45,837       34,625       38,557
                                                                 =======    ========      =======     ========
Net income per share                                             $  2.26    $   2.95      $   .34     $   4.05
                                                                 =======    ========      =======     ========

       The calculation of net income per share on a fully diluted basis is as follows:

                                                                 Nine Months Ended       Three Months Ended
                                                                    September 30            September 30
                                                                 -----------------       ------------------
(in thousands, except per share data)                            1994         1993       1994          1993
                                                                 ----         ----       ----          ----

Net income reported                                            $95,086    $147,998      $17,521    $162,358
Add back:
  Dividends on redeemable securities of subsidiary                   *           *            *           *
  Interest and amortization expense on convertible
    debentures of subsidiary, net of tax                             *           *            *           *
Deduct:
  Employee interests in subsidiary, assuming full conversion         *           *            *           *
  Dividends on preferred stock                                   6,563       6,563        2,186       2,188
                                                               -------    --------      -------    --------
Total                                                          $88,523    $141,435      $15,335    $160,170
                                                               =======    ========      =======    ========
Average common and equivalent shares outstanding                39,804      48,902       40,048      44,119
                                                               =======    ========      =======    ========
Net income per share                                           $  2.22    $   2.89      $    **    $   3.63
                                                               =======    ========      =======    ========
<F1>
 *   The effect of employee interests in Kemper Financial Companies, Inc. is anti-dilutive for the period;
     accordingly, net income is not adjusted.

<F2>
 **  Net income per share on a fully diluted basis is anti-dilutive; accordingly, net income per share is not adjusted.

3. The unrealized gains (losses), net of applicable taxes, on fixed maturity investments and equity securities not reflected in net income were $(380.8) million and $116.9 million for the nine months ended September 30, 1994 and 1993, respectively.

4. At September 30, 1994, there were 20 million authorized shares of preferred stock with 14.5 thousand shares of Series A Cumulative Convertible Preferred Stock issued and outstanding, 2.0 million shares of Series C Cumulative Preferred Stock issued and outstanding, 66.6 thousand shares of Series D Index Exchangeable Preferred Stock issued and outstanding, and 4.6 million shares of Series E Convertible Preferred Stock issued and outstanding. Of the 200 million shares of authorized common stock, there were 66.0 million issued, 31.8 million in treasury and 34.2 million outstanding at September 30, 1994.

5. Kemper Corporation (the "Company") defines cash as cash, money market accounts and certain short-term investments with original maturities of three months or less. Federal income tax paid for the nine months ended September 30, 1994 was $28.1 million, compared with $33.5 million in the same period of 1993. Interest payments totaled $55.6 million and $49.6 million for the nine months ended September 30, 1994 and 1993, respectively.

6.   The Company adopted SFAS 109, "Accounting for Income Taxes," as of
       January 1, 1993. SFAS 109 establishes new principles for calculating and reporting the effects of income taxes in financial statements. SFAS 109 replaced the income statement orientation inherent in the prior income tax accounting standard with a balance sheet approach. Under the new approach, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 allows recognition of deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized.

     The implementation of SFAS 109 resulted in a one-time increase to earnings of $2.5 million in the first quarter of 1993. The cumulative effect on continuing operations was an expense of $11.9 million and on discontinued operations a benefit of $14.4 million. Financial statements prior to 1993 have not been restated to apply the provisions of SFAS 109.

     Upon adoption of SFAS 109, a valuation allowance was established to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first nine months of 1994, the valuation allowance was increased by $79.0 million. This increase in the valuation allowance solely relates to the increase in the net deferred federal tax asset from unrealized losses on investments.

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax asset from continuing operations are as follows:

                                                                           September 30     December 31
       (in thousands)                                                          1994            1993
                                                                           ------------     -----------

     Deferred federal tax assets:
       Real estate-related                                                  $ 268,326      $ 268,699
       Life policy reserves                                                   131,878        134,274
       Unrealized losses on investments                                        78,986            -
       Accrued expenses                                                        36,511         50,359
       Accrued employee benefits                                               26,902         26,663
       Other investment-related                                                16,989         22,071
       Tax capitalization of deferred acquisition costs                        22,432         18,100
       Other                                                                   17,854         17,436
                                                                            ---------      ---------
         Total deferred federal tax assets                                    599,878        537,602
     Valuation allowance                                                     (130,489)       (51,503)
                                                                            ---------      ---------
         Total deferred federal tax assets after valuation
         allowance                                                            469,389        486,099
                                                                            ---------      ---------

     Deferred federal tax liabilities:
       Deferred insurance acquisition costs                                   233,413        217,907
       Unrealized gains on investments                                            -           81,065
       Deferred investment product sales costs                                 61,234         65,426
       Depreciation and amortization                                           34,816         33,754
       Partnerships                                                             9,099          4,606
       Other investment-related                                                 9,191          4,673
       Other                                                                   12,850         18,112
                                                                            ---------      ---------
         Total deferred federal tax liabilities                               360,603        425,543
                                                                            ---------      ---------
     Net deferred federal tax asset                                         $ 108,786      $  60,556
                                                                            =========      =========

     The valuation allowance of $130.5 million is subject to future adjustments, based on, among other items, the Company's estimates of future operating earnings and capital gains.

     The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1990 are currently under examination by the IRS.

7. Effective with first-quarter 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As the Company had previously classified its fixed maturities as "available for sale", no adjustment to the Company's financial statements was required.

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Development

As previously reported, on June 26, 1994, Kemper Corporation ("Kemper") signed a definitive merger agreement with Conseco, Inc. ("Conseco"). The transaction is subject to, among other conditions, financing and certain approvals by state insurance regulators, mutual fund boards and shareholders and the stockholders of both Kemper and Conseco. The transaction is not expected to close prior to 1995. (See Part II, ITEM 5 of this Form 10-Q.)

Total operations

Kemper Corporation and its subsidiaries (the "Company") reported net income (including discontinued operations) of $95.1 million for the first nine months of 1994, compared with $148.0 million for the same period of 1993. The after-tax results for the first nine months of 1994 included realized investment losses of $8.6 million, compared with realized investment gains of $72.4 million in the same period of 1993. Net income for the third quarter of 1994 totaled $17.5 million, compared with $162.4 million in third-quarter 1993. Third-quarter 1994 included realized investment losses of $27.0 million, compared with gains of $127.0 million in the same period of 1993. Net income per share for the nine-month period of 1994 was $2.26 primary ($2.22 fully diluted), compared with net income per share of $2.95 primary ($2.89 fully diluted) for the same period in 1993. Net income per share for the third quarter of 1994 was $.34 (both primary and fully diluted), compared with net income of $4.05 per share (both primary and fully diluted) in third-quarter 1993.

Discontinued operations reported net income of $5.7 million in the first nine months of 1994, compared with $308.3 million in the first nine months of 1993. In the third quarter of 1994, discontinued operations reported net income of $3.2 million, compared with net income of $281.2 million in third-quarter 1993.

Summary of Income (Loss) by Category
(in millions)

                                             Nine Months Ended September 30
                         ---------------------------------------------------------------------------
                                         1994                                      1993
                         ---------------------------------     -------------------------------------
                                                               Operating
                                      Realized    Net          earnings(1)        Realized    Net
                        Operating     Investment  Income       before      SFAS   Investment  Income
                        earnings(1)   Results(2)  (Loss)       SFAS 109    109(3) Results(2)  (Loss)
                        -----------   ---------   ------       ----------- ------ ----------  ------

Asset management         $ 57.4        $   -       $ 57.4      $ 67.6     $  .9   $   -      $  68.5
Life insurance            101.7         (38.5)       63.2        60.3       2.7     (31.9)      31.1
Securities brokerage       (3.0)           -         (3.0)       (0.9)     (5.5)      -         (6.4)
Real estate               (25.1)         22.6        (2.5)      (39.9)     (5.7)   (185.4)    (231.0)
Other operations and
   corporate              (27.3)          1.6       (25.7)      (18.2)     (4.3)      -        (22.5)
                         ------        ------      ------      ------     -----   -------    -------
   Continuing operations  103.7         (14.3)       89.4        68.9     (11.9)   (217.3)    (160.3)
Discontinued operations      -            5.7         5.7         4.2      14.4     289.7      308.3
                         ------        ------      ------      ------     -----   -------    -------
   Total                 $103.7        $ (8.6)     $ 95.1      $ 73.1     $ 2.5   $  72.4    $ 148.0
                         ======        ======      ======      ======     =====   =======    =======

<F1>
(1)  Net income (loss) excluding realized investment results.
<F2>
(2)  See following table for realized investment results.
<F3>
(3)  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards
    ("SFAS") 109, which changed the method of accounting for deferred income taxes.

Operating earnings for continuing operations improved to $103.7 million in the first nine months of 1994, compared with $68.9 million (before the SFAS 109 charge) in the same 1993 period. Operating earnings for the third quarter of 1994 improved to $44.5 million, compared with $32.8 million in the same period of 1993. This improvement, in both the nine-month and third-quarter results, was primarily from improved spreads in the life insurance segment and reduced joint venture operating losses in the real estate segment. The first nine months and the third quarter of 1994 included after-tax charges of $9.8 million and $2.9 million, respectively, primarily in the holding company, principally relating to a now terminated proxy contest as well as merger-related expenses.

Realized Investment Gain (Loss)
(in millions)

                                            Nine Months Ended September 30   Three Months Ended September 30
                                            ------------------------------   -------------------------------
                                                  1994          1993              1994            1993
                                               ---------      --------          --------        --------

Real estate-related gains (losses):
    Decrease (increase) in reserve              $ 172.2       $(181.1)          $ 151.2         $ (99.6)
    Write-downs of real estate-related
      investments                                (244.7)       (178.2)           (170.4)         (128.8)
    Realized gains (losses) on sales or
      other transfers                              87.5          (3.2)             34.2            (3.2)
                                                -------       -------           -------         -------
      Total real estate-related gains (losses)     15.0        (362.5)             15.0          (231.6)
Fixed maturity write-downs                          (.2)        (25.9)                -            (3.1)
Other gains and losses, net                       (36.6)         86.3             (61.6)           29.1
                                                -------       -------           -------         -------
      Realized investment losses
        from continuing operations                (21.8)       (302.1)            (46.6)         (205.6)

Income tax expense (benefit)                       (7.5)         84.8             (16.3)          (53.9)
                                                -------       -------           -------         -------
      Net gain (loss) from continuing
        operations                                (14.3)       (217.3)            (30.3)        $(151.7)

Realized investment gain from discontinued
  operations, net of tax                              -          20.7                 -             9.7
Gain on sale of discontinued operations,
  net of tax                                        5.7         269.0               3.3           269.0
                                                -------       -------           -------         -------
      Total                                     $  (8.6)      $  72.4           $ (27.0)        $ 127.0
                                                =======       =======           =======         =======

                                    - 10 -

Revenue from continuing operations totaled $1.24 billion for the first nine months of 1994, compared with $1.05 billion for the same 1993 period. The increase was primarily due to the lower level of realized investment losses totaling $21.8 million in the first nine months of 1994, compared with realized investment losses of $302.1 million in the first nine months of 1993. Revenue for the real estate segment improved by $323.4 million primarily due to reduced realized investment losses as well as lower joint venture operating losses (see "Real Estate" below). Revenue from the securities brokerage segment decreased $108.3 million in the first nine months of 1994 (see "Securities Brokerage" below). Asset management revenue fell $36.9 million primarily due to a decrease in commissions earned due to reduced new sales and lower management fees reflecting a decline in assets under management. (see "Asset Management" below).

Book value per share at September 30, 1994 was $29.21, compared with $38.24 at year-end 1993, as the change in unrealized loss on investments of $380.8 million, or $11.15 per share (see "INVESTMENTS" below), in the first nine months of 1994 more than offset improvements in net income per share.

Net income (loss) per share in the following segment discussions is on a primary basis.

Asset Management

The asset management segment consists principally of Kemper Financial Services, Inc. ("KFS") and its subsidiaries, including Kemper Asset Management Company, Kemper Service Company ("KSvC") and INVEST Financial Corporation ("INVEST").

Selected Financial Highlights
(in millions, except per share data)

                                               Nine Months Ended      Three Months Ended
                                               -----------------      ------------------
                                                 September 30           September 30
                                               ----------------       ------------------
                                               1994         1993      1994          1993
                                               ----         ----      ----          ----

STATEMENT OF INCOME
   Investment management fees                 $165.2       $177.9    $ 52.9      $ 60.0
   Commission income                            56.7         77.1      15.8        23.8
   Distribution and redemption fees             52.4         56.4      16.2        19.1
   Transfer agent revenue                       56.5         52.3      18.2        15.6
   Investment and other income                  21.2         25.2       8.6         8.7
                                              ------       ------    ------      ------

     Total revenue                             352.0        388.9     111.7       127.2
                                              ------       ------    ------      ------

   Operating expenses                          192.6        223.8      61.3        77.0
   Commission expense                           58.2         91.4      16.1        26.7
   Deferral of mutual fund commissions
     and sales expense                         (30.0)       (58.0)     (7.7)      (15.8)
   Amortization of deferred mutual fund
     commissions and sales expense              42.0         35.1      14.5        12.6
                                              ------       ------    ------      ------

     Total expenses                            262.8        292.3      84.2       100.5
                                              ------       ------    ------      ------

   Earnings before income tax and
     change in accounting principle             89.2         96.6      27.5        26.7
   Income tax expense                           31.8         29.0       9.6         4.3
                                              ------       ------    ------      ------
     Net income before change
       in accounting principle                  57.4         67.6      17.9        22.4
   Cumulative effect of
     change in accounting principle               -            .9        -          -
                                              ------       ------    ------      ------

     Net income                               $ 57.4       $ 68.5    $ 17.9      $ 22.4
                                              ======       ======    ======      ======
     Net income per share                     $ 1.68       $ 1.49    $  .52      $  .58
                                              ======       ======    ======      ======

The asset management segment's net income for the first nine months of 1994 was $11.1 million less than the first nine months of 1993. Reduced management and distribution fees, lower commission income, and higher amortization of commissions and sales expenses were partially offset by increased transfer agent revenues and reduced operating and commission expenses.

Total investment management fees in the first nine months of 1994 decreased to $165.2 million from $177.9 million in the first nine months of 1993. Investment management fees on Kemper mutual funds decreased approximately $3.7 million in the first nine months of 1994, compared with the same period of 1993, as total average assets of KFS' mutual funds were down $2.3 billion from the same period last year. Investment management fees also declined approximately $2.1 million due to the loss of fees from funds managed by Selected Financial Services, Inc. ("Selected"). A new third-party manager of these funds was appointed effective May 1, 1993. In addition, beginning January 1, 1994, revenues from real estate management fees are reported in the real estate segment; these revenues were approximately $5.4 million through September 30, 1994.

Commission income decreased $20.4 million in the first nine months of 1994, compared with the first nine months of 1993, due to lower sales of most products. INVEST is the segment's principal producer of commission revenues. Commissions on the sale of mutual fund products declined $23.8 million in the first nine months of 1994, compared with the same period last year, reflecting the generally weaker credit and equity markets in 1994. INVEST's commission revenue on stock, bond, and unit investment trust transactions declined approximately $2.0 million due to lower sales. INVEST's commissions on sales of annuity products increased $7.3 million in the first nine months of 1994, compared with the same period last year, due to increased sales.

Distribution and redemption fees declined $4.0 million in the first nine months of 1994, compared with the same period last year. Distribution fees, based on assets managed in KFS' spread load (contingent deferred sales charge) mutual funds declined approximately $9.1 million during the period as spread load assets declined due to market depreciation, redemptions of mutual fund shares and the implementation of the multiple class fund structure in the second quarter of 1994. The decline was partially offset by recognition of contingent deferred sales charges from redemption activity.

Transfer agent revenue increased $4.2 million in the first nine months of 1994, compared with the first nine months of 1993, primarily due to increased shareholder transaction volumes on Kemper mutual funds, as well as from client and account growth at Supervised Service Company ("SSC"). SSC is KSvC's wholly owned subsidiary that provides transfer agent services to non-affiliated mutual fund groups.

Certain affiliates in the securities brokerage segment reduced their use of the data communications network of KSvC in late 1993. As a result, other income in the first nine months of 1994 decreased approximately $5.0 million, compared with the first nine months of 1993. The decrease was partially offset by a reduction in related operating expenses.

Operating expenses decreased $31.2 million in the first nine months of 1994, compared with the first nine months of 1993. Operating expenses declined partially due to the above-mentioned KSvC service reductions and because of the transfer of real estate expenses to the real estate segment. These real estate expenses totaled approximately $4.1 million in the first nine months of 1994. Also, expense reductions of approximately $4.8 million were realized with the closing of Selected's operations. Excluding the above items, expense reductions of approximately $8.0 million occurred in advertising, literature and sales promotion of mutual fund products, and personnel expenses decreased approximately $7.3 million primarily due to the reduction of production-related compensation due to lower sales. In addition, legal expenses were $11.6 million lower than for the comparable period last year primarily due to a $10.0 million legal settlement in 1993. KFS incurred approximately $1.0 million in registration and filing fees for the implementation of the multiple class fund structure in the second quarter of 1994. KFS has also incurred expenses of approximately $0.9 million, through the third quarter of 1994, in connection with the proposed merger with Conseco.

Commission expenses were $58.2 million in the first nine months of 1994, compared with $91.4 million in the first nine months of 1993, due to lower sales in 1994. The reduced commission expense was the primary cause of the $28.0 million decrease in the deferral of mutual fund commissions and sales expense. Amortization of deferred mutual fund commissions and sales expense increased $6.9 million primarily due to increased redemption activity and market value declines of KFS' 12b-1 spread load mutual fund products, which reduce future revenue streams and accelerate amortization in the current period.

Assets Under Management (in billions)

                               9/30/94    6/30/94    3/31/94   12/31/93    9/30/93
                               -------    -------    -------   --------    -------

Mutual funds:
  Bond                          $21.9      $22.9      $23.9      $25.7      $25.7
  Stock                           9.0        8.7        9.2        9.4        9.4
  Money market                   12.3       12.2       12.7       12.3       14.3
Investment advisory               5.3        4.5        4.6        4.7        4.6
Kemper Corporation subs           9.9        9.9       10.0        9.8        9.9
Kemper National Insurance
  Companies and other             7.0        6.9        7.0        7.4        7.4
                                -----      -----      -----      -----      -----
  Total                         $65.4      $65.1      $67.4      $69.3      $71.3
                                =====      =====      =====      =====      =====

Bond and stock mutual fund assets under management decreased $4.2 billion from December 31, 1993 primarily due to net redemptions and market value declines. Redemptions of stock and bond funds totaled $4.5 billion in the first nine months of 1994, compared with $3.0 billion for the same period last year. Bond funds made up 77 percent of the redemption volume in 1994, largely caused by rising interest rates. Stock and bond funds had asset depreciation of approximately $1.2 billion in the first nine months of 1994, primarily caused by declines in both the bond and stock markets. Sales of stock and bond mutual funds in the first nine months of 1994 were $2.2 billion, compared with $3.9 billion in the first nine months of 1993. Sales of stock mutual funds represented 44 percent of total stock and bond sales in the first nine months of 1994, compared with 35 percent in the first nine months of 1993.

Money market fund assets under management were flat for the first nine months of 1994, as net sales activity in the first and third quarters of 1994 was offset by net redemption activity in the second quarter.

Investment advisory assets under management increased by $0.6 billion from December 31, 1993 primarily due to additional cash inflows from the existing client base.

The asset management industry is becoming increasingly competitive, with a proliferation of products being offered in the marketplace, including proprietary products offered by banks and brokerage firms. Individuals are assuming greater control over their savings and retirement investments and are placing greater emphasis on asset allocation and controlling risk. The Company has adopted certain business strategies to address these competition issues, such as brand name marketing emphasizing long-term investment performance, distribution through diversified channels, and expansion of its international investment capabilities. The Company is continuing to expand its product line to satisfy the needs of its customers. The Company expects that if interest rates continue to rise, the segment's earnings will be lower in the fourth quarter of 1994, compared with the third quarter of 1994.

In the second quarter of 1994, the Kemper mutual fund shareholders approved and KFS introduced a multiple class structure to provide fund shareholders with the choice of (i) the traditional front-end load option, (ii) a spread load option charging annual 12b-1 distribution fees (certain of KFS' funds already provided a variation of this option), or (iii) a level load option charging annual service and 12b-1 fees with no advance commission on the sale. Under this structure, KFS now offers a broad product line with 21 stock and bond funds, each in these three configurations. In addition, KFS offers for qualifying investors (mainly institutions making large investments) a no-load and no distribution fee option. The Company believes this multiple class structure will, among other things, encourage additional investment in the funds and help maintain the competitive position of such funds in relation to other funds which may offer such choices.

On September 27, 1994, KFS signed a definitive agreement to sell its 50 percent share of IFTC Holdings, Inc., which owns Investors Fiduciary Trust Company, to State Street Boston Corporation ("State Street") for approximately three million shares of State Street common stock.
Consummation of the transaction is subject to certain regulatory actions and client approvals.

Life Insurance

The life insurance segment consists of Federal Kemper Life Assurance Company ("FKLA") and Kemper Investors Life Insurance Company ("KILICO").

Selected financial highlights
(in millions, except per share data)

                                        Nine Months Ended           Three Months Ended
                                           September 30                September 30
                                        -----------------           ------------------
                                        1994         1993           1994          1993
                                        ----         ----           ----          ----

STATEMENT OF INCOME
Investment income                      $384.1       $372.3         $138.4       $118.5
Premium revenue                         113.2        115.9           38.0         40.7
Other income                             67.6         58.8           20.6         21.3
Realized investment loss                (59.3)       (43.6)         (61.5)       (36.1)
                                       ------      -------         ------       ------
   Total revenue                        505.6        503.4          135.5        144.4
                                       ------      -------         ------       ------
Benefits to policyholders               357.3        390.7          121.0        126.4
Commissions, taxes, licenses and fees    49.8         58.1           17.2         19.9
Operating expenses                       40.5         38.8           13.0         13.3
Deferral of policy acquisition costs    (93.9)       (76.5)         (32.0)       (28.0)
Amortization of deferred policy
   acquisition costs                     49.6         41.5            8.9         12.6
                                       ------      -------         ------       ------
   Total benefits and expenses          403.3        452.6          128.1        144.2
                                       ------      -------         ------       ------
Earnings before income tax and change
   in accounting principle              102.3         50.8            7.4           .2
Income tax expense                       39.1         22.4            4.0          2.7
                                       ------      -------         ------       ------
   Net income (loss) before change in
      accounting principle               63.2         28.4            3.4         (2.5)
Cumulative effect of change in
   accounting principle                    -           2.7             -            -
                                      -------      -------         ------       ------
   Net income (loss)                  $  63.2      $  31.1         $  3.4       $ (2.5)
                                      =======      =======         ======       ======

Realized investment loss,
   net of tax                         $ (38.5)     $ (31.9)        $(39.9)      $(25.0)
                                      =======      =======         ======       ======
Operating earnings                    $ 101.7      $  63.0         $ 43.3       $ 22.5
                                      =======      =======         ======       ======

Per share:
   Operating earnings                 $  2.97      $  1.37         $ 1.26       $  .58
                                      =======      =======         ======       ======
   Net income (loss)                  $  1.84      $   .68         $  .09       $ (.07)
                                      =======      =======         ======       ======

The life insurance segment reported improved net income in the first nine months of 1994, compared with the first nine months of 1993. The improvement in 1994 was primarily the result of increases in spread income, favorable mortality results, an increase in other income and an increase in the net deferral of policy acquisition costs.

The segment's after-tax realized investment results included real estate-related losses of $14.5 million and $67.4 million for the nine months ended September 30, 1994 and 1993, respectively, write-downs and restructurings of certain below investment-grade securities totaling $0.1 million and $17.3 million for the nine months ended September 30, 1994 and 1993, respectively, and other net realized investment losses from the sale of fixed maturity investments of $23.9 million and other net realized investment gains of $52.8 million for the nine months ended September 30, 1994 and 1993, respectively. Losses generated from the sale of $868.7 million of fixed maturity investments, consisting of lower yielding investment-grade corporate securities and collateralized mortgage obligations, for the three months ended September 30, 1994 were related to the repositioning of the segment's fixed maturity investment portfolio.
The $810.6 million of proceeds from the repositioning of the segment's investment portfolio, together with $325.0 million of cash and short-term investments, were reinvested into higher yielding U.S. Government and Agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. (See INVESTMENTS below.)

Operating earnings for the life insurance segment improved in the first nine months of 1994, compared with the first nine months of 1993, primarily due to increased spread income and excellent mortality results. Continuing a strategy implemented during 1992, the life insurance segment continued to reduce crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products. Such reductions in crediting rates occur on a gradual basis and can improve operating earnings over time. Investment income was positively impacted in the first nine months of 1994, compared with the first nine months of 1993, from the benefits of $70.0 million of capital contributions in 1993, reductions in the level of nonperforming real estate-related investments primarily from the sale of certain real estate-related investments to the Company's real estate subsidiaries totaling $199.6 million through the first nine months of 1994 and $447.1 million during 1993, rising investment yields on new money during 1994 and the previously discussed repositioning of the segment's investment portfolio. Investment income was also positively impacted by $8.7 million pre-tax as a result of adjustments to the amortization of the discount or premium on mortgage-backed securities. Investment income for the nine months ended September 30, 1994 and 1993 remained negatively impacted by a shift over the last few years to higher-quality, lower yielding investments and foregone income on nonperforming investments.

Life insurance sales
(in millions)

                                 Nine Months Ended         Three Months Ended
                                   September 30               September 30
                               ---------------------     --------------------
                                 1994         1993         1994          1993
                                 ----         ----         ----          ----

Annuities:
   General account             $ 213.9       $ 246.6     $  67.6      $  75.0
   Separate account              202.4         187.9        55.7         55.9
                               -------       -------     -------      -------
     Total annuities             416.3         434.5       123.3        130.9
Life insurance:
   Term and other                116.3         113.2        39.0         35.9
   Interest-sensitive             58.5          58.6        19.6         19.2
                               -------       -------     -------      -------
     Total life insurance        174.8         171.8        58.6         55.1
                               -------       -------     -------      -------
       Total sales             $ 591.1       $ 606.3     $ 181.9      $ 186.0
                               =======       =======     =======      =======

Sales of term and other life insurance products include both renewal premiums and new product sales. Despite a slight decline in the average premium per new policy for term life products, premium revenue increased during the first nine months of 1994, compared with the first nine months of 1993, due to increasing renewal premiums. The segment issued new life insurance business in the first nine months of 1994 of $12.3 billion in face amount, down slightly from $12.9 billion in the first nine months of 1993, due in part to competitive conditions and uncertainty concerning the Company's ownership. Total life insurance in force grew to $95.9 billion at September 30, 1994, compared with $91.3 billion at December 31, 1993. The decreases in general account (fixed annuity) sales and interest-sensitive life insurance sales reflect the Company's continuing strategy to direct its sales efforts toward separate account (variable annuity) products, which pose minimal investment risk for the Company and increase administrative fees earned. Reflecting this strategy, separate account sales for the first nine months of 1994 increased by approximately
7.7 percent, compared with the same period in 1993. The increases in separate account sales slowed in 1994 due to competitive conditions in the financial institution distribution channel.

To address its competition, the Company has adopted certain business strategies. These have included reductions of real estate-related assets, continued focus on existing and new term and variable annuity products, distribution through diversified channels, with an emphasis on INVEST's financial institution clients and Kemper Securities, Inc.'s retail base, and ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology.

Included in other income are administrative fees received from the segment's separate account products of $15.6 million in the first nine months of 1994, compared with $13.1 million in the first nine months of 1993. Administrative fee revenue increased in the first nine months of 1994 due to growth in separate account assets. Other income also included surrender charge revenue of $9.7 million in the first nine months of 1994, compared with $8.8 million in the first nine months of 1993. The higher level of surrender charge revenue reflected an increase in policyholder withdrawals, primarily as a result of the planned reductions in crediting rates on fixed annuities.

Commissions, taxes, licenses and fees were lower in the first nine months of 1994, compared with the first nine months of 1993, primarily reflecting lower annuity sales. The higher level of deferral of policy acquisition costs reflects an increase in the amount of imputed interest capitalized due to improvements in projected future revenue streams as a result of the decline in the level of nonperforming real estate-related investments. The amortization of policy acquisition costs increased during the first nine months of 1994, compared with the first nine months of 1993, primarily as a result of improved net income during the first nine months of 1994, due in part to the decrease in the level of nonperforming real estate-related investments. The amortization of policy acquisition costs was also favorably impacted by $13.9 million pre-tax during the three months ended September 30, 1994 as a result of repositioning the segment's investment portfolio and taking capital losses currently. As such, the segment's projected future estimated gross profits will increase in later years.

Operating expenses in the first nine months of 1994 increased only slightly, compared with the first nine months of 1993, as a result of expense control and the integration of the two life insurance subsidiaries' operations and management. Overall operating expenses in the life insurance segment have dropped significantly since 1992.

Since year-end 1990, the Company has taken many steps to improve the financial strength and competitive marketing position of its life insurance subsidiaries. These steps included adjustments in crediting rates, reductions in below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $839.0 million of certain real estate-related investments to the Company's real estate subsidiaries through September 30, 1994, third-party sales and refinancings of certain mortgage loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of any indebtedness, and capital contributions of $275.8 million through September 30, 1994. The statutory surplus ratio for the segment improved to 10.5 percent at September 30, 1994 from 9.2 percent at December 31, 1993, 7.9 percent at December 31, 1992 and 1991, and 5.4 percent at year-end 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

Invested assets and cash
(in millions)

                                          September 30        December 31
                                              1994                1993
                                         -------------       -------------

Cash and short-term investments(1)       $  375    4.9%      $  571    7.2%
Fixed maturities:
  Investment-grade:
    NAIC(2) Class 1                       4,146   54.3        3,548   44.6
    NAIC(2) Class 2                       1,229   16.1        1,557   19.5
  Below investment-grade:(3)
    Performing                              204    2.7          222    2.8
Equity securities                            36     .5           98    1.2
Joint venture mortgage loans (4)            806   10.5          993   12.5
Third-party mortgage loans (4)              145    1.9          145    1.8
Other real estate-related investments (4)   264    3.5          405    5.1
Other                                       430    5.6          424    5.3
                                         ------  -----       ------  -----
Total (5)                                $7,635  100.0%      $7,963  100.0%
                                         ======  =====       ======  =====

<F1>
(1)  Unsettled investment transactions at September 30, 1994 will utilize approximately $284 million of this amount.
<F2>
(2)  National Association of Insurance Commissioners ("NAIC")
     - Class 1 = A- and above
     - Class 2 = BBB- through BBB+
<F3>
(3)  Excludes $72 million, or 0.9%, and $143 million, or 1.8%, at September 30, 1994 and December 31, 1993, respectively, of bonds carried in other real estate-related investments.
<F4>
(4)  See table captioned "Summary of gross and net real estate investments" on page 28 below.
<F5>
(5)  See INVESTMENTS below.

Other selected balance sheet data
(in millions)

                                            September 30         December 31
                                                1994                1993
                                            ------------         -----------

Deferred insurance acquisition costs          $   667              $   623
Assets of separate accounts                     1,895                1,883
Total assets                                   11,470               11,577
Life policy benefits (1)                        7,245                7,381
Unrealized gain (loss) on investments            (226)                 153
Stockholders' equity                              812                1,136

<F1>
(1)  Net of ceded reinsurance

                                    - 19 -

Securities Brokerage

The securities brokerage segment primarily consists of Kemper Securities, Inc. ("KSI").

Selected Financial Highlights
(in millions, except per share data)

                                   Nine Months Ended September 30      Three Months Ended September 30
                                   ------------------------------      -------------------------------
                                         1994           1993                 1994           1993
                                      --------       -------              --------       --------

STATEMENT OF INCOME
Commissions                             $274.9         $356.2               $ 77.4         $117.0
Interest and dividend income              51.9           56.4                 17.3           18.8
Securities gains, net                     12.5           34.1                  5.8           11.0
Investment banking fees                   15.7           17.0                  4.8            7.6
Other income                              48.1           47.7                 14.7           14.4
                                        ------         ------               ------         ------
   Total revenue                         403.1          511.4                120.0          168.8
                                        ------         ------               ------         ------

Production-related compensation          156.6          201.0                 45.0           67.0
Other operating expenses                 221.8          278.5                 70.9           84.2
Interest expense                          32.1           36.3                 11.1           12.0
                                        ------         ------               ------         ------
   Total expenses                        410.5          515.8                127.0          163.2
                                        ------         ------               ------         ------
   Income (loss) before income tax and
     change in accounting principle       (7.4)          (4.4)                (7.0)           5.6
   Income tax (benefit)                   (4.4)          (3.5)                (3.9)            .3
                                        ------         ------               ------         ------
   Net income (loss) before change
     in accounting principle              (3.0)           (.9)                (3.1)           5.3
Cumulative effect of change in
  accounting principle                      -            (5.5)                  -              -
                                        ------         ------               ------         ------
   Net income (loss)                    $ (3.0)        $ (6.4)              $ (3.1)        $  5.3
                                        ======         ======               ======         ======
Net income (loss) per share             $ (.09)        $ (.14)              $ (.09)        $  .14
                                        ======         ======               ======         ======

The securities brokerage segment had a net loss of $3.0 million for the nine months ended September 30, 1994, compared with a net loss of $6.4 million for the same period in 1993. The 1993 results included a pre-tax charge of $30.0 million, or $19.8 million after tax, for a supplemental addition to the segment's legal reserve. The supplemental legal reserve addition in 1993 was made based on management's evaluation of pending legal matters at that time. Subsequently, the segment has settled certain significant litigation matters within established reserves. The 1993 results also include a charge of $5.5 million for the adoption of SFAS
109.

The segment had a net loss of $3.1 million for the third quarter of 1994, compared with net income of $5.3 million for the same period in 1993. The third-quarter 1994 loss is attributable to a reduction in revenue as commissions and securities gains declined by $39.6 million and $5.2 million, respectively, from the third quarter of 1993.

Reflective of general securities industry conditions, total securities brokerage revenue for the nine months ended September 30, 1994 was $403.1 million, a decrease of $108.3 million from 1993. The weaker credit and equity markets in 1994 have led to lower than planned production per investment consultant (registered representative) and significantly lower revenues related to stock and bond underwriting activities. In addition, uncertainty surrounding the Company's ownership contributed to reduced investment consultant head count. Commission revenues decreased $81.3 million to $274.9 million in the first nine months of 1994, from $356.2 million in the first nine months of 1993.

                                    - 20 -

The segment has reconfigured its operating units to focus on key business opportunities. To increase revenue both for the segment and from sales of the financial and insurance products of the asset management and life insurance segments, the Company adopted certain business strategies. In addition to KSI's ongoing retail focus, these strategies include more coordination of the Company's distribution functions at both INVEST and KSI. The Company also plans to increase the number of investment consultants and to recruit consultants specializing in sales of packaged products, including mutual funds.

The decline in securities gains revenue of $21.6 million in the first nine months of 1994, compared with the same period in 1993, reflected the volatility in the credit markets during the current period as rising interest rates have caused significant market declines. In contrast, the first nine months of 1993 saw strong credit markets, in particular within the tax-exempt and mortgage-backed arena. Investment banking fees decreased by $1.3 million, from $17.0 million in 1993 to $15.7 million in 1994, due primarily to reduced underwriting activity. Other income remained relatively flat between the periods. Included in other income for the first nine months of 1994 was an insurance claim settlement of $3.5 million.

A decrease in securities interest and dividend income of $4.5 million for the first nine months was offset by a decrease in interest expense of $4.2 million. These reductions are attributable primarily to the disposition of mortgage-backed securities and related bonds in a special purpose subsidiary which was liquidated in the fourth quarter of 1993.

Excluding the $30 million supplemental addition to the legal reserve in 1993, expenses decreased $75.3 million, from $485.8 million in the first nine months of 1993 to $410.5 million in the first nine months of 1994, largely as a result of decreased production-based compensation and continued focus on cost containment.

Production-related compensation decreased $44.4 million due to lower commission expense to investment consultants and reduced production-based compensation accruals. Other operating expenses decreased $56.7 million as the benefits of cost containment programs have begun to take effect. Specifically, when comparing the first nine months of 1994 and 1993, non-production compensation, occupancy and equipment, electronic communication, professional services and general administrative expenses have all declined. In addition, other expenses decreased in part due to lower litigation-related expenses. However, the full impact of expense reductions from the reconfiguration mentioned above are not expected to be realized until 1995.

Continued weak markets have had an adverse impact on operating results since March 1994 and, currently, management expects this trend to continue. This is viewed as a general condition affecting the brokerage industry. If this condition persists, this segment could continue to incur operating losses. The Company is proceeding with its cost control program and resizing the organization to deal with the lower anticipated revenues, but there is no assurance that this program will improve operating results in the near term.

                                    - 21 -
Real Estate

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. Loans held by these subsidiaries are subordinate to loans held by the Company's life insurance subsidiaries.

Selected Financial Highlights
(in millions, except per share data)

                                   Nine Months Ended September 30       Three Months Ended September 30
                                   ------------------------------       -------------------------------
                                       1994              1993                1994             1993
                                     -------           -------             -------          -------

STATEMENT OF INCOME
Joint venture operating losses        $(36.7)           $ (60.3)            $(7.3)           $ (16.7)
Investment income and other             11.1                4.6               4.0                 -
Realized investment gain (loss)         34.8             (258.5)             13.8             (169.4)
                                      ------            -------             -----            -------
   Total revenue                         9.2             (314.2)             10.5             (186.1)
                                      ------            -------             -----            -------
Operating expenses                      10.7                2.4               3.5                1.0
Interest expense                         2.3                3.9                .4                1.5
                                      ------            -------             -----            -------
   Total expenses                       13.0                6.3               3.9                2.5
                                      ------            -------             -----            -------
Income (loss) before income tax and
  change in accounting principle        (3.8)            (320.5)              6.6             (188.6)
Income tax (benefit)                    (1.3)             (95.2)              2.3              (50.2)
                                      ------            -------             -----            -------
   Net income (loss) before change in
    accounting principle                (2.5)            (225.3)              4.3             (138.4)
Cumulative effect of change in
  accounting principle                    -                (5.7)               -                  -
                                      ------            -------             -----            -------
   Net income (loss)                  $ (2.5)           $(231.0)            $ 4.3            $(138.4)
                                      ======            =======             =====            =======
Realized investment gain (loss),
net of tax expense (benefit)          $ 22.6            $(185.4)            $ 9.0            $(126.6)
                                      ======            =======             =====            =======
Operating loss                        $(25.1)           $ (45.6)            $(4.7)           $ (11.8)
                                      ======            =======             =====            =======
Per share:
   Operating loss                     $ (.73)           $  (.99)            $(.13)           $  (.31)
                                      ======            =======             =====            =======
   Net income (loss)                  $ (.07)           $ (5.04)            $ .13            $ (3.59)
                                      ======            ========            =====            =======

The joint venture operating loss decline in the first nine months of 1994 was primarily due to sales, refinancings and restructurings completed respecting certain joint ventures which reduced the level of losses the Company was required to record. Such sales included real estate investment trust transactions in the first and third quarters of 1994, and such restructurings included a third-quarter 1994 transaction in which the interest payment terms of certain loans by Fidelity Life Association and Lumbermens Mutual Casualty Company and its affiliates were amended effective January 1, 1994 to make interest payments contingent on cash being available. The latter transaction resulted in a $3.9 million after-tax benefit to the real estate segment's joint venture operating results in the third quarter of 1994. The Company expects that the segment's operating losses will increase in the fourth quarter from the third-quarter 1994 level. (See INVESTMENTS below.)

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

                                    - 22 -

recorded in the real estate segment, whereas previously they were included in the asset management segment.

In the first nine months of 1994, sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of the segment's additions to reserves and write-downs.

The following table reflects selected balance sheet data of the real estate segment. See INVESTMENTS below.

Selected balance sheet data
(in millions)

                                              September 30         December 31
                                                   1994                1993
                                              ------------         -----------

Cash and short-term investments                   $ 21                $ 13
Joint venture mortgage loans(1)                    133                  60
Third-party mortgage loans(1)                        -                   9
Other real estate-related investments(1)            12                (135)
Other                                                4                   4
                                                  ----                ----
    Total invested assets and cash                $170                $(49)
                                                  ====                ====

Net deferred federal tax asset                    $160                $168
Total assets                                       395                 187
Long-term debt                                      13                  13
Stockholder's equity                               341                 163

<F1>
(1)  See table captioned "Summary of gross and net real estate investments" on page 28 below.

Other operations and corporate

This category consists of the holding company income and expenses of both Kemper Corporation and Kemper Financial Companies, Inc., a 96 percent-owned downstream holding company.

Other operations and corporate reported a net loss of $25.7 million for the first nine months of 1994, compared with a net loss of $22.5 million for the same period in 1993. Results for 1993 include a charge of $4.3 million for the adoption of SFAS 109. Interest income increased primarily due to higher average short-term investments for the 1994 period. This increase was substantially offset by increased interest expense and operating expenses. The increase in interest expense is primarily due to the $200 million in bonds issued in September 1993. Net income for 1994 also included charges totaling $8.4 million of the total $9.8 million after tax relating to a now terminated proxy contest as well as merger-related expenses.

Discontinued operations

Discontinued operations primarily include the Company's former primary property-casualty insurance, reinsurance and risk management subsidiaries, all of which were divested in the second half of 1993. The Company had recorded net income of $308.3 million from these operations in the first nine months of 1993. Results for 1993 include a benefit of $10.1 million for the adoption of SFAS 109. In the first quarter and third quarter of 1994, the Company recorded an additional gain on the sales of discontinued operations of $5.7 million as certain contingent liabilities were settled and more current information became available to the Company. At September

                                    - 23 -

30, 1994, $25.4 million in reserves remain for other contingent liabilities related to the dispositions.

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

Invested assets and cash
(in millions)

                                              September 30          December 31
                                                   1994                 1993
                                              -------------       -------------

Cash and short-term investments(1)            $  686    8.5%      $  967   11.6%
Fixed maturities:
  Investment-grade:
    NAIC(2) Class 1                            4,147   51.1        3,548   42.6
    NAIC(2) Class 2                            1,229   15.1        1,558   18.7
  Below investment-grade:(3)
    Performing                                   208    2.6          227    2.7
Equity securities                                 36     .4           99    1.2
Joint venture mortgage loans(4)                  939   11.6        1,053   12.6
Third-party mortgage loans(4)                    145    1.8          154    1.8
Other real estate-related investments(4)         276    3.4          272    3.3
Other                                            452    5.5          447    5.5
                                              ------  -----       ------  -----
Total                                         $8,118  100.0%      $8,325  100.0%
                                              ======  =====       ======  =====

<F1>
(1)  Unsettled investment transactions at September 30, 1994 will utilize approximately $263 million of this amount.
<F2>
(2)  National Association of Insurance Commissioners ("NAIC")
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+
<F3>
(3)  Excludes $185 million, or 2.3%, and $171 million, or 2.0%, at September 30, 1994 and
     December 31, 1993, respectively, of bonds carried in other real estate-related investments.
<F4>
(4)  See table captioned "Summary of gross and net real estate investments" on page 28 below.

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at September 30, 1994 was $231.2 million, or $6.77 per share, compared with unrealized appreciation of $120.6 million, net of tax, or $3.67 per share, at December 31, 1993. The Company does not tax benefit the aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

During each of the last three years, the Company repositioned its fixed maturity investments and increased the relative and absolute levels of investment-grade fixed maturities and cash and short-term investments held. At September 30, 1994, investment-grade fixed maturities and cash and short-term investments accounted for 74.7 percent of the Company's invested assets and cash, compared with 72.9 percent at December 31, 1993. Approximately 73.9 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at September 30, 1994.

Approximately 53.2 percent of the Company's investment-grade fixed maturities at September 30, 1994, were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the

Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality.

Markets for the Company's investments in mortgage-backed securities have been and are expected to remain liquid. Due to the fact that the Company's investments in mortgage-backed securities predominately date from recent years, the current rise in interest rates is not expected to cause any material unanticipated extension of the average maturities of these investments. With the exception of the Company's September 1994 purchases of such investments, most of these investments were purchased by the Company at discounts. Prepayment activity on such securities is not expected to result in material losses to the Company because such prepayment would generally accelerate the reporting of the discounts as investment income. Many of the Company's September 1994 purchases were at a premium. Prepayments resulting from a decline in interest rates would accelerate the amortization of premiums on such purchases which would result in reductions of investment income related to such securities.
Given the credit quality, liquidity and anticipated payment characteristics of the Company's investments in mortgage-backed securities, as well as the Company's expectations for interest rates, the Company does not believe that they present material risks.

Net investment income

The following table shows each segment's contribution to the Company's net investment income:

Net investment income before taxes
(in millions)

                         Nine Months Ended September 30     Three Months Ended September 30
                         ------------------------------     -------------------------------
                              1994             1993              1994             1993
                             ------           ------            ------           ------

Life insurance               $384.1           $372.3            $138.4           $118.5
Real estate                   (30.3)           (55.7)             (4.7)           (16.7)
Other and eliminations          2.3              (.3)              (.2)              -
                             ------           ------            ------           ------
     Total                   $356.1           $316.3            $133.5           $101.8
                             ======           ======            ======           ======
Investment yields:
    Life insurance             6.57%            6.37%             7.37%            6.06%
                             ------           ------            ------           ------
    Total                      5.78%            5.26%             6.73%            5.04%
                             ------           ------            ------           ------

Included in pre-tax net investment income is the Company's share of the operating losses from equity investments in real estate. The Company's share of real estate operating results, which generally has been 50 percent, increased to 100 percent on certain of its equity investments beginning in 1993. The Company's share of real estate operating losses (excluding write-downs) totaled $38.4 million and $71.8 million for the nine months ended September 30, 1994 and 1993, respectively. The operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's pre-tax yields on its average invested assets are net of foregone investment income equal to 68 and 74 basis points for the first nine months of 1994 and 1993, respectively. The Company's total foregone investment income before tax on nonperforming fixed maturity investments in 1993 and nonaccrual real estate-related investments in both periods was $40.8 million and $43.1 million at September 30, 1994 and 1993, respectively. Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on those loans excluded from the Company's share of joint venture operating results. Based on the level of nonaccrual real estate loans at September 30, 1994, the Company estimates foregone investment income in 1994 will decrease slightly compared with the 1993 level. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's 1994 investment income and realized investment results.

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

Realized investment results

Reflected in the results from continuing operations are after-tax realized investment losses of $14.3 million for the first nine months of 1994, compared with realized investment losses of $217.3 million for the first nine months of 1993. The 1994 realized investment losses were primarily generated by the life insurance segment's third-quarter repositioning of its fixed maturity portfolio which resulted in an after-tax loss of approximately $39.7 million. The $810.6 million of proceeds from the repositioning, along with $325.0 million of cash and short-term investments, were reinvested primarily in higher yielding U.S. Government guaranteed mortgage pass-through securities. The nine-month 1993 after-tax realized investment losses are primarily due to $252.7 million in after-tax increases in the provision for real estate-related losses and $17.3 million in after-tax charges for write-downs and restructurings of certain below investment-grade securities. Fixed maturity write-downs decreased in 1994 due to the increased quality of the Company's fixed maturity portfolio.

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

For mortgage loans and other real estate-related investments, reserves are established when declines in collateral values, estimated in light of current economic conditions and calculated in conformity with SFAS 114, "Accounting by Creditors for Impairment of a Loan," indicate a likelihood of loss. Changes to the provision for real estate-related losses include reserves on loans, adjustments to fair value of certain real estate-related assets and the Company's share of asset valuation adjustments by joint ventures.

A valuation allowance was established upon adoption of SFAS 109 to reduce the deferred tax asset for real estate-related and other investment losses to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized.

Below investment-grade securities
(excluding real estate-related bonds)

At September 30, 1994, below investment-grade securities holdings (NAIC classes 3 through 6) were 2.6 percent of cash and invested assets, compared with 2.7 percent at December 31, 1993.

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

At September 30, 1994, below investment-grade securities of approximately 14 issuers were held by the Company. Write-downs and restructurings on below investment-grade securities for the first nine months of 1994 totaled $0.2 million pre-tax, compared with $25.3 million for the same period in 1993.

Real estate-related investments

The $1.36 billion real estate portfolio held by the Company's continuing operations constituted 16.8 percent of cash and invested assets at September 30, 1994, compared with $1.48 billion, or 17.7 percent, at December 31, 1993. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company, Lumbermens Mutual Casualty Company ("Lumbermens") or their respective affiliates have taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)

                                          September 30, 1994                     December 31, 1993
                                     --------------------------------      -----------------------------
                                               Life          Real                    Life         Real
                                               insurance     estate                  insurance    estate
                                      Total    segment       segment       Total     segment      segment
                                     ------   ----------    ---------      -----     ---------    -------

Investments before reserves,
  write-downs, foreign currency
  translation adjustments and net
  joint venture operating losses:
Joint venture mortgage loans         $1,080     $  847      $ 233          $1,306     $1,121      $ 185
Third-party mortgage loans              180        180          -             154        145          9
Other real estate-related
    investments                       1,097        377        720           1,092        484        608
                                     ------     ------      -----          ------     ------      -----
  Subtotal                            2,357      1,404        953           2,552      1,750        802

Reserves                               (273)       (64)      (209)           (446)       (89)      (357)
Write-downs                            (442)      (105)      (337)           (299)       (96)      (203)
Foreign currency translation
  adjustments                           (40)         -        (40)            (56)        -         (56)
Cumulative net operating losses
  of joint ventures owned              (242)       (21)      (221)           (272)       (22)      (250)
                                     ------     ------      -----          ------     ------      -----

Net real estate investments          $1,360     $1,214      $ 146          $1,479     $1,543      $ (64)
                                     ======     ======      =====          ======     ======      =====

As reflected in the table on the following page, the Company has continued to fund both existing projects and legal commitments. Total future legal commitments were $572.6 million at September 30, 1994. This amount represented a net decrease of $64.2 million since December 31, 1993, largely due to fundings in the first nine months of 1994. As of September 30, 1994, the Company expects to fund approximately $229.3 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which the Company does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in the Company's evaluation of reserves and write-downs.

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

Excluding the $77.4 million of real estate owned and the $107.3 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $1.39 billion at September 30, 1994, after reserves and write-downs. Of this amount, $831.2 million are on accrual status. Of these accrual loans,
58.0 percent have terms requiring current periodic payments of their full contractual interest, 30.2 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 11.8 percent defer all interest to maturity.

Real estate portfolio
(in millions)

                                 Mortgage loans       Other real estate-related investments
                                 --------------       -------------------------------------
                                                                      Real
                                 Joint      Third             Other   estate    Equity
                                 venture    party     Bonds   loans   owned     investments    Total
                                --------   ------    ------   -----   ------    -----------    ------

Balance at December 31, 1993    $1,053.4   $153.9    $174.2   $114.5   $78.2    $  (94.7)    $1,479.5(1)
Additions (deductions):
Fundings                            63.3      3.9      49.2     31.4    14.8        54.9        217.5
Interest added to principal           .6        -         -       .3       -           -           .9
Sales/Paydowns/Distributions       (74.4)   (13.4)    (56.2)   (31.1)  (21.3)      (42.0)      (238.4)
REIT(2)                            (93.4)       -     (15.9)   (11.7)      -        (2.4)      (123.4)
Maturities                         (31.9)       -      (2.1)   (52.9)      -           -        (86.9)
Rollovers at maturity:
  Principal                         31.9        -       2.1     52.9       -           -         86.9
  Interest                           1.7        -         -      3.1       -           -          4.8
Joint venture operating loss           -        -         -        -       -       (38.4)       (38.4)
Transfers to real estate owned     (20.0)   (19.1)        -    (32.7)   71.7           -          (.1)
Realized investment gain (loss)      6.8      (.7)     32.3     16.1   (40.4)         .8         14.9
Other transactions                    .5     20.8       1.4     31.1   (25.6)       14.5         42.7
                                 -------   ------    ------   ------   -----     -------     --------
Balance at September 30, 1994    $ 938.5   $145.4    $185.0   $121.0   $77.4     $(107.3)    $1,360.0(3)
                                 =======   ======    ======   ======   =====     =======     ========

<F1>
(1)  Net of $744.1 million reserve and write-downs.  Excludes $80.7 million of real estate-related accrued interest.
<F2>
(2)  Reflects the first-quarter 1994 formation of a real estate investment trust ("REIT") with
     Prime Group, Inc.
<F3>
(3)  Net of $714.7 million reserve and write-downs.  Excludes $64.4 million of real estate-related accrued interest.

As disclosed on the preceding table, cash received by the Company from sales/paydowns/distributions and a REIT in 1994 exceeded the Company's cash fundings by $144.3 million.

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

The deficit in equity investments in real estate at September 30, 1994, consists of $74.8 million of loans to Spanish projects (described below), $53.9 million of unsecured loans to joint ventures treated as equity investments, a $216.1 million deficit in the Company's net equity investments in joint ventures and reserves of $19.9 million. The deficit includes the Company's share of periodic operating results. The deficit is considered in the Company's evaluation of reserves and write-downs. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned at September 30, 1994, includes $70.7 million of deeds in lieu of foreclosure and $6.7 million of certain purchased properties. Real estate owned at September 30, 1994, is net of $101.2 million of write-downs.

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

The Company's real estate portfolio at September 30, 1994, also included $74.8 million of loans carried as equity investments in real estate (net of write-downs, foreign currency translations and cumulative operating losses) related to land for office and retail development and residential projects located in Spain. Such equity investments in Spain totaled $149.8 million at December 31, 1993, after accounting for fundings by Company subsidiaries of $151.3 million during 1993. The Spanish projects accounted for $41.3 million of fundings, $102.0 million of writedowns and $9.1 million of operating losses during the first nine months of 1994 and represented approximately 5.5 percent of the Company's real estate portfolio at September 30, 1994. These investments, which began in the late 1980s, accounted for $27.0 million of the September 30, 1994, off-balance-sheet legal commitments, of which the Company expects to fund approximately $21.7 million. By year-end 1994, the Company expects fundings could increase the carrying value of the Spanish projects to approximately $110.0 million.

Undeveloped land, including the Spanish projects, represented approximately
19.3 percent of the Company's real estate portfolio at September 30, 1994. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially.

At September 30, 1994, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $467.7 million, or 34.4 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount includes $142.6 million in fundings during the first nine months of 1994. The Company also received cash from Prime Group-related sales/paydowns/distributions and REIT transactions totaling $199.4 million in the first nine months of 1994. Prime Group-related commitments accounted for $367.6 million of the off-balance-sheet legal commitments at September 30, 1994, of which the Company expects to fund $96.5 million.

Effective January 1, 1993, the Company formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. As MLP partners, the Company and Lumbermens have participated in funding certain cash needs of the MLP projects. During the first nine months of 1994, the Company provided $48.3 million of fundings to projects in the MLP. During 1993, the Company provided $103.9 million in fundings to projects in the MLP. The Company also received cash from MLP-related sales/paydowns/distributions and refinancings of $115.0 million in the first nine months of 1994 and $215.0 million in 1993. At September 30, 1994, these projects accounted for $146.0 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund $100.7 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. The Company records 50 percent of the operating results of the ventures held by the partnership. Of the Company's real estate portfolio at September 30, 1994, approximately $489.5 million, or 36.0 percent, represented loans to and investments in MLP-owned joint ventures.

Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interests in ventures in which Bedford, the Company, Lumbermens and their respective subsidiaries previously shared ownership interests. Bedford was released from certain recourse liabilities owed to the MLP, the ventures, Lumbermens, the Company and certain of their respective subsidiaries. Because the Company's reserve methodology does not take any credit for such recourse and because the Company in 1993 had already begun recording 50 percent of the operating results of the related ventures, this transaction, which simplified the management of the Company's portfolio, does not have any material adverse impact on the Company's results of operations or financial condition.

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

The Company increased the net amount of its real estate reserves and writedowns in the first nine months of 1994, primarily to match the elimination of negative (the deficit in) carrying values of certain equity investments in real estate, which investments the Company sold or transferred to third parties during 1994. As described under "Other real estate-related investments" above, the Company's deficit in equity investments in real estate is considered in the Company's evaluation of reserves and write-downs. While the real estate subsidiaries as equity owners recognized gains on sales and other transactions during the first nine months of 1994, the additions to the reserves and increases in write-downs also affected the life insurance segment where most of the Company's loans are held. The Company's real estate reserve was allocated as follows:

Real estate reserve
(in millions)

                              Joint venture            Other real
                                 mortgage            estate-related
                                   loans               investments               Total
                           ------------------      ------------------       ------------------
                           Life       Real         Life       Real          Life       Real
                           insurance  estate       insurance  estate        insurance  estate
                           segment    segment      segment    segment       segment    segment
                           ---------  -------      ---------  -------       ---------  -------

Balance at 12/31/93        $ 53.9     $128.6       $ 35.8     $ 227.3       $ 89.7     $ 355.9
Change in reserve           (11.9)     (28.7)       (13.9)     (117.7)       (25.8)     (146.4)
                           ------     ------       ------     -------       ------     -------
Balance at 9/30/94         $ 42.0     $ 99.9       $ 21.9     $ 109.6       $ 63.9     $ 209.5
                           ======     ======       ======     =======       ======     =======

In addition to the reserve, the Company's provision for real estate-related losses on assets held at September 30, 1994, included cumulative write-downs totaling $441.3 million (life insurance segment, $104.6 million; real estate segment, $336.7 million) at September 30, 1994, and $298.5 million (life insurance segment, $96.0 million; real estate segment, $202.5 million) at December 31, 1993. The 1994 decrease in reserves was primarily due to increases in write-downs.

The following table is a summary of the Company's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs)
(in millions)

                                          September 30, 1994                 December 31, 1994
                                      --------------------------        --------------------------
                                      Life       Real                   Life       Real
                                      insurance  estate                 insurance  estate
                                      segment    segment    Total       segment    segment    Total
                                      ---------  -------    -----       ---------  -------    -----

Potential problem loans (1)             $ 75.3   $   .1    $  75.4       $ 20.2    $    -   $   20.2
Past due loans (2)                          .3        -         .3          6.1         -        6.1
Nonaccrual loans (3)                     453.8    433.9      887.7        755.8     372.0    1,127.8
Restructured loans (4)
 (currently performing)                   52.9       .7       53.6         59.1        .4       59.5
Real estate owned (5)                     60.2     17.2       77.4         71.1       7.1       78.2
                                        ------   ------    -------       ------    ------   --------
    Total                               $642.5   $451.9   $1,094.4(6)    $912.3    $379.5   $1,291.8
                                        ======   ======    ========      ======    ======   ========

                                    - 33 -

<F1>
(1)  These are real estate-related investments where the Company, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which the Company anticipates may go into nonaccrual, past due or restructured status.
<F2>
(2)  Interest more than 90 days past due but not on nonaccrual status.
<F3>
(3)  The Company does not accrue interest on real estate-related investments when the likelihood of collection of interest is doubtful.
<F4>
(4)  The Company defines a "restructuring" of debt as an event whereby the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider.  Such concessions either stem from an agreement between the
     Company and the debtor or are imposed by law or a court.  By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that the Company, at its option, may extend (roll over).
<F5>
(5)  Real estate owned is carried at fair value and includes deeds in lieu of foreclosure and certain purchased property.  Cumulative write-downs to fair value were $101.2 million and $29.3 million at September 30, 1994 and December 31, 1993, respectively.
<F6>
(6)  Total reserves and cumulative write-downs (excluding fair value adjustments to real estate owned) are 56.1 percent of total troubled real estate-related investments and 31.1 percent of the Company's total real estate portfolio before reserves and write-downs at
     September 30, 1994.

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

Current conditions in the real estate markets are adversely affecting the financial resources of certain of the Company's joint venture partners. Every partner, however, remains active in the control of its respective joint ventures. In evaluating the partner's ability to meet its financial commitments, the Company considers the amount of all applicable debt and the value of all properties within that portion of the Company's portfolio consisting of loans to and investments in joint ventures with such partner. In 1993, the Company decided to recognize 100 percent of the operating results of certain joint ventures. The additional operating results are being recorded primarily by the Company's real estate subsidiaries which are the equity holders in such ventures.

Based on the increased level of troubled real estate-related investments the Company experienced in 1993, the Company anticipates additional foreclosures and deeds in lieu of foreclosure in 1994 and beyond. Any consolidation accounting resulting from foreclosures would add the related ventures' assets and senior third-party liabilities to the Company's balance sheet and eliminate the Company's loans to such ventures.

Due to the adverse real estate environment affecting the Company's portfolio in recent years, the Company has devoted significant attention to its real estate portfolio, enhancing monitoring of the portfolio and formulating specific action plans addressing nonperforming and potential problem credits. Since 1991, the Company has intensified its attention to evaluating the asset quality, cash flow and prospects associated with each of its projects. However, there can be no assurance that such efforts will result in an improvement in the performance of the Company's real estate portfolio.

The Company is analyzing various potential transactions designed to reduce the level of real estate-related investments on the Company's balance sheet. Specific types of transactions under consideration include loan sales, property sales, mortgage refinancings and real estate investment trusts. In the third quarter of 1994, Company subsidiaries recorded $17.1 million of pre-tax income from a transaction in which they sold their equity investments in certain multifamily residential properties to a newly formed REIT. With regard to various other potential transactions being considered, the Company believes that none are so significant or so likely as to be considered material to its consolidated financial statements or other disclosures at this time.

Interest rates

Interest rate fluctuations primarily affect the life insurance segment.
The 1993 interest rate environment was characterized by very low short-term rates and a steeply sloped yield curve while the first nine months of 1994 saw rising short-term and long-term interest rates as the Federal Reserve Board raised rates.

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

The lower interest rate environment contributed both to a reduction in net investment income of the life insurance segment over the last few years and to realized losses in 1994. Also, lower crediting rates on annuities have influenced certain clients to seek alternative products. The Company mitigates this risk somewhat within its life insurance segment by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products.

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

Should interest rates continue to rise, the Company would expect its asset management segment's money market product sales to increase and sales of stock funds to slow, although not necessarily in offsetting amounts. Rising interest rates also contribute to bond fund redemption increases.

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

At September 30, 1994, Kemper Corporation had $85.3 million in cash and short-term investments. The Company can use its available resources for dividends to stockholders, corporate interest and other holding company expenses, consolidated federal income tax payments, common stock repurchases (treasury stock), acquisitions of subsidiaries and additional investments in, or asset purchases from, subsidiaries. In the first nine months of 1994, the Company purchased $200.2 million of certain real estate-related investments (subordinated loans and equity investments) from the life insurance subsidiaries and contributed $65.0 million to KILICO's capital, funded by dividends from FKLA. In 1993, the Company provided $517.1 million in cash to the life insurance subsidiaries by purchasing from them $447.1 million of such real estate-related investments and contributing to KILICO's capital $90.0 million, $20.0 million of which was a dividend from FKLA. The Company's purchases of such investments from its life insurance subsidiaries were consummated at the carrying values of such investments at the dates of the purchases.

Policyholder deposits decreased to $297.3 million for the first nine months of 1994 from $323.3 million for the first nine months of 1993, and policyholder withdrawals increased to $710.4 million for the first nine months of 1994 from $587.6 million for the first nine months of 1993, primarily due to planned reductions in crediting rates on fixed-rate annuities as well as increased competition.

Debt
(in millions)

                                         September 30     December 31
                                             1994             1993
                                         ------------     -----------

Short-term debt                             $338.2           $349.2
Long-term debt                               389.9            394.0
Convertible debentures
  of subsidiary                               38.4             45.7

Short-term debt

The Company has outstanding short-term loans with banks and other creditors at interest rates that vary with short-term money market rates. Short-term notes payable by the securities brokerage operations principally consist of collateralized bank loans which totaled $314.1 million at September 30, 1994, compared with $325.1 million at December 31, 1993. The level of these borrowings fluctuates daily depending upon market activity and customer margin activity levels.

The Company had $20.0 million due to banks at September 30, 1994 and December 31, 1993. The Company renegotiated its committed lines of credit with certain banks effective October 27, 1994. The lines of credit total $317.5, million with $155.0 million expiring October 22, 1995 and $162.5 million expiring November 1, 1996. These lines would not be available upon a change in control of the Company and $110.0 million is reserved for the sole purpose of funding certain real estate commitments which the Company does not expect to fund. Interest rates would generally approximate short-term bank corporate rates.

Long-term debt

Included in long-term debt at September 30, 1994, are $200 million of 6.875% Notes Due 2003, $65.5 million of medium-term notes and $110.75 million of 8.80% Notes Due 1998. The interest rate on the 6.875% notes increased on March 15, 1994 to 7.375%, but the original rate will be reinstated if and when the Company effects an exchange of such notes for publicly registered notes, which the Company plans to occur in the fourth quarter of 1994.

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

In connection with and following the merger agreement signed June 26, 1994 by Kemper Corporation and Conseco, Inc. (see Part II, ITEM 5 below in this Form 10-Q), Moody's Investors Service placed under review with "possible downgrade" its Baa2 senior debt rating and Baa3 preferred stock rating of Kemper Corporation and its Baa1 financial strength ratings of both of the Company's life insurance subsidiaries; Standard & Poor's Corporation placed "on CreditWatch with 'negative' implications" its BBB senior debt rating and BB+ preferred stock rating of Kemper Corporation; Duff & Phelps Credit Rating Co. placed "on Rating Watch -- Down" Kemper Corporation's A- senior debt rating, Federal Kemper Life Assurance Company's AA- claims-paying ability rating and Kemper Investors Life Insurance Company's A+ claims-paying ability rating; and A.M. Best placed under review its "A-" (Excellent) Best's Ratings of both of the life insurance subsidiaries.

Convertible debentures of subsidiary

Convertible debentures of subsidiary represent employee interests in Kemper Financial Companies, Inc. ("KFC"). KFC does not plan to issue any additional securities to its employees. Maturities and employee terminations during the first nine months of 1994 accounted for the $7.3 million reduction of convertible debentures. The outstanding debentures bear interest approximating the prime rate.

Common stock

During the first nine months of 1994, the Company received $51.4 million by issuing common stock through employee stock option plans and the Kemper Corporation Dividend Reinvestment and Stock Purchase Plan. On June 26, 1994, in conjunction with the signing of the Merger Agreement with Conseco (see Part II, ITEM 5 of this Form 10-Q), all outstanding employee stock options became immediately exercisable in full. The Company expects to continue to receive proceeds from the exercise of employee stock options.

During 1993 and the first nine months of 1994, the quarterly dividend rate was $.23 per common share. The fourth-quarter 1994 dividend of $.23 per share was declared in October 1994 and is payable November 30, 1994. The aggregate common stock dividend payment has been reduced by approximately 35 percent due to the August 1993 acquisition of 17.4 million shares of the Company's common stock in a stock exchange transaction with Lumbermens.

While the board of directors intends to continue quarterly cash dividends, future declarations and amounts will depend upon, among other factors, the earnings of Kemper Corporation, its financial condition, its capital requirements and general business conditions.

Preferred stock

During 1993 and 1992, Kemper Corporation privately placed preferred stock in the amounts of $260.0 million and $100.0 million, respectively. At September 30, 1994, the Company's outstanding preferred stock totaled $360.6 million. Dividends paid on the preferred stock during the first nine months of 1994 totaled $17.7 million.

                                    - 38 -
Emerging issues

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Holding Company

As previously reported, in 1992 the Commission's Staff commenced an investigation into certain of the Company's real estate-related accounting practices and related disclosures. The Company has fully cooperated throughout the Staff's investigation. The Company and the Staff have had settlement discussions respecting this matter.

Asset Management

As previously reported, on June 23, 1994, in the class action styled Tabankin, et al. v. Kemper Short-Term Global Income Fund, et al., the federal court in the Northern District of Illinois entered an order granting the defendants' motion to dismiss and entering final judgment in favor of the Company. Plaintiffs have appealed this judgment.

ITEM 5.   Other Information

Merger Agreement Update

As previously reported, the Company, Conseco, Inc., an Indiana corporation ("Conseco"), and KC Acquisition, Inc, a Delaware corporation and a wholly-owned subsidiary of Conseco ("Acquisition"), entered into an Agreement and Plan of Merger dated as of June 26, 1994 (the "Merger Agreement"), pursuant to which Acquisition would merge with and into the Company (the "Merger"), and the Company as the surviving corporation would thereby become a wholly-owned subsidiary of Conseco.

On October 25, 1994, Conseco announced that it will not complete the Merger prior to year-end 1994 and that under the Merger Agreement, Conseco has until March 31, 1995 to complete the transaction. In the same announcement, Conseco noted that the Merger is not contingent on Conseco's sales of its equity interests in other life insurance companies, although it is exploring such sales and any such sales may impact the financing structure for the Merger.

On November 2, 1994, Conseco announced that it proposed that the Merger Agreement be revised to provide that each of the issued and outstanding shares of Kemper Corporation common stock be converted into the right to receive $56.00 in cash and 0.1087 shares of Conseco common stock instead of the $56.00 in cash and the fraction (not more than 0.2418 nor less than 0.1982) of a share of Conseco common stock provided for in the Merger Agreement. Based on the November 1, 1994 closing price of Conseco common stock, the Conseco proposal would reduce the merger consideration per share of Kemper Corporation common stock to approximately $60 from almost $65. Conseco stated that under the revised proposal, Conseco stockholder approval would not be required in connection with the Merger. Also, on November 2, 1994, the Company stated that Conseco's proposed change would be reviewed by the Company's board of directors in due course.

The closing of the Merger is subject to certain conditions set forth in the Merger Agreement, including but not limited to the approval of the Merger by the affirmative vote of the common stockholders of the Company entitled to cast at least a majority of the votes which all common stockholders of the Company are entitled to cast thereon, the approval of the issuance of shares of Conseco common stock in the Merger by the affirmative vote of the holders of a majority of the outstanding shares of Conseco common stock present or represented by proxy and entitled to vote thereon at a special meeting of stockholders of Conseco, the receipt of all required governmental and regulatory consents, the receipt of certain approvals with respect to the registered investment companies for which any of the Company's subsidiaries act as investment advisor or sub-advisor, the receipt of certain consents from the noninvestment company advisory clients of the asset management subsidiaries of the Company, the obtaining by Conseco of all financing necessary to pay the aggregate cash consideration payable in connection with the Merger, and the closing of the Merger by March 31, 1995.
Immediately following the Merger it is anticipated that the Company would sell its life insurance and real estate subsidiaries to a partnership in which a wholly owned subsidiary of Conseco is the sole managing general partner.

Following Conseco's November 2, 1994 announcements, in the purported class action described under "Certain Legal Proceedings" on page 32 of the Company's proxy statement dated April 9, 1994 (which description is incorporated herein by reference), plaintiffs moved to file a further amended complaint adding Conseco and Acquisition as defendants and alleging, among other things, that "Conseco's revised offer in essence constitutes a repudiation of its obligations under the merger agreement" and that "Thus, the merger agreement and all its terms, including the bust up fee, are null and void." The complaint seeks, among other things, equitable relief ordering the individual defendants "to create an active auction of the Company" and "to take all steps necessary to compel Conseco to carry out its obligations under the merger agreement." The Company intends to continue to vigorously contest plaintiffs' legal actions.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit Index.

     Exhibit Number                                   Page
     --------------                                   ----
27   Financial Data Schedule........................  44

(b) During the three months ended September 30, 1994, the Company filed one current report on Form 8-K. Filed on July 1, 1994, this Form 8-K reported, under Item 5 thereof, that on June 26, 1994, the Company had signed the Merger Agreement described under ITEM 5 of this Form 10-Q.

     In the fourth quarter of 1994 through the date of the filing of this Form 10-Q, the Company filed one current report on Form 8-K. Filed on October 31, 1994, this Form 8-K reported, under Item 5 thereof, the Company's third-quarter earnings and included, under
     Item 7 thereof, pro forma financial information presenting (i) the Company's results of operations as adjusted to give effect to the Merger and certain related and other transactions as if they all occurred on January 1, 1993 and (ii) the Company's financial position as adjusted to give effect to the Merger and such related and other transactions as if they all occurred on June 30, 1994. All information contained in the pro forma financial information relating to Conseco or its merger-related plans and assumptions was supplied by Conseco, and the Company does not have independent knowledge of portions of such information.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KEMPER CORPORATION
                               (Registrant)



Date:  November 14, 1994

                              /s/J. H. FITZPATRICK
                              --------------------
                              J. H. Fitzpatrick
                              Executive Vice President and
                              Chief Financial Officer



Date:  November 14, 1994

                              /s/J. R. SITAR
                              --------------------
                              J. R. Sitar
                              Senior Vice President and
                              Chief Accounting Officer