Form 10-K405
KEMPER CORP
filed 1995-03-24
CIK 55195

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
    For the fiscal year ended December 31, 1994.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the transition period from N/A to N/A.

                        Commission file number 1-10242.

                               KEMPER CORPORATION

               (Exact name of registrant as specified in charter)

                                    DELAWARE
                            (State of Incorporation)

                                ONE KEMPER DRIVE
                              LONG GROVE, ILLINOIS
                    (Address of Principal Executive Offices)

                                   36-6169781
                                (I.R.S. Employer
                             Identification Number)

                                     60049
                                   (Zip Code)

       Registrant's telephone number, including area code: (708) 320-4700

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock ($5 par value)
Preferred Stock Purchase Rights

Name of each exchange on which registered
New York Stock Exchange, Inc.
New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                Series A Cumulative Convertible Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

At March 15, 1995, 34,506,709 shares of common stock of Kemper Corporation were outstanding, and based upon the last sale price as reported in The Wall Street Journal, the aggregate market value of shares of common stock held by nonaffiliates was approximately $1.4 billion.

          DOCUMENT FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

Portions of the Proxy Statement, scheduled to be mailed on or about April 3, 1995 for the annual meeting of stockholders to be held May 17, 1995, are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                               KEMPER CORPORATION
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                       PAGE
                                                       ----
PART I.
ITEM 1.  BUSINESS
  (a) General development of business..................   1
  (b) Financial information about industry segments....   3
  (c) Narrative description of business and general
       development of subsidiaries.....................   3
      ASSET MANAGEMENT SEGMENT.........................   4
      LIFE INSURANCE SEGMENT...........................   8
      SECURITIES BROKERAGE SEGMENT.....................  12
      REAL ESTATE SEGMENT..............................  14
      OTHER OPERATIONS AND CORPORATE CATEGORY..........  15
  (d) Financial information relating to foreign and
       domestic operations and export sales............  15
ITEM 2.  PROPERTIES
  Asset management segment.............................  15
  Life insurance segment...............................  15
  Securities brokerage segment.........................  15
  Real estate segment..................................  15
ITEM 3.  LEGAL PROCEEDINGS
  Asset management segment.............................  16
  Securities brokerage segment.........................  16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS..........................  16
EXECUTIVE OFFICERS OF THE REGISTRANT
  AS OF MARCH 1995.....................................  17
PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER
          MATTERS......................................  18
ITEM 6.  SELECTED FINANCIAL DATA.......................  19
ITEM 7.  MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS
    Continuing operations..............................  20
    Total operations...................................  21
    Asset management...................................  22
    Life insurance.....................................  25
    Securities brokerage...............................  29
    Real estate........................................  30
  INVESTMENTS
    Invested assets and cash...........................  32
    Fixed maturities...................................  32
    Real estate-related investments....................  33
    Real estate concentrations.........................  35
    Provisions for real estate-related losses..........  36
    Real estate outlook................................  37
    Net investment income..............................  39
    Realized investment results........................  40
    Interest rates.....................................  40
  LIQUIDITY AND CAPITAL RESOURCES
    Holding company....................................  41
    Consolidated.......................................  41
    Capitalization.....................................  42
    Short-term debt....................................  42
    Long-term debt.....................................  43
    Long-term debt and insurance company ratings.......  43
    Convertible debentures of subsidiary...............  43
    Preferred stock....................................  43
    Common stock.......................................  43
    Stockholders' equity...............................  44

                                                       PAGE
                                                       ----
ITEM 8.  FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA
  Report of independent public accountants.............  45
  Consent of independent public accountants............  45
  Consolidated balance sheet...........................  46
  Consolidated statement of operations.................  47
  Consolidated statement of stockholders' equity.......  48
  Consolidated statement of cash flows.................  49
  Notes to consolidated financial statements
    Summary of significant accounting policies.........  50
    Preferred stock....................................  53
    Invested assets and related income.................  54
    Discontinued operations............................  56
    Unconsolidated investees...........................  57
    Concentration of credit risk.......................  59
    Long-term debt and notes payable...................  59
    Income tax.........................................  60
    Computation of consolidated net income (loss) per
      share............................................  62
    Cash flow information..............................  62
    Employee benefit plans.............................  63
    Stock option plans.................................  64
    Reinsurance........................................  65
    Convertible debentures of subsidiary...............  65
    Related-party transactions.........................  66
    Commitments and contingent liabilities.............  66
    Financial instruments--off-balance-sheet risk......  67
    Derivative financial instruments...................  67
    Unaudited interim financial information............  68
    Segment information................................  69
    Fair value of financial instruments................  70
    Stockholders' equity--retained earnings............  71
    Subsequent event...................................  71
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.........................  72

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT............................  72
ITEM 11. EXECUTIVE COMPENSATION........................  72
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND
          MANAGEMENT...................................  72
ITEM 13. CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS.........................  73

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON
          FORM 8-K
  (a)(1) Financial statements..........................  73
  (a)(2) Schedules.....................................  73
  (a)(3) Exhibits......................................  73
  (b) Reports on Form 8-K..............................  73
SIGNATURES.............................................  74
SUPPLEMENTARY SCHEDULES
  Schedule I--Summary of investments...................  76
  Schedule II--Condensed financial information.........  77
  Schedule III--Supplementary insurance information....  80
  Schedule IV--Reinsurance.............................  80
  Schedule V--Valuation and qualifying accounts........  80
INDEX TO EXHIBITS......................................  81

PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS.

COMPANY OVERVIEW

Incorporated in Delaware in 1967 as a nonoperating holding company with subsidiaries primarily in the property-casualty insurance business, Kemper Corporation ("Kemper") today is a financial services holding company with continuing operations in four business segments: asset management, life insurance, securities brokerage and real estate.

The following chart illustrates the Company's corporate organization as of December 31, 1994:

                               [ORGANIZATION CHART]

Kemper Financial Services, Inc. ("KFS") and its affiliates had assets under management of $62.7 billion at December 31, 1994. INVEST Financial Corporation ("INVEST") distributes mutual funds, annuities and securities through financial institutions. Kemper's life insurance subsidiaries, Federal Kemper Life Assurance Company ("FKLA") and Kemper Investors Life Insurance Company ("KILICO"), offer a variety of term and interest-sensitive insurance products as well as fixed-rate and variable annuity contracts. Kemper's securities brokerage business, represented primarily by Kemper Securities, Inc. ("KSI") and its clearing subsidiary, Kemper Clearing Corp. ("KCC"), principally provides retail brokerage services. The real estate segment includes subsidiaries which act as general or limited partners in and lenders to various real estate ventures.

At December 31, 1994, Kemper's consolidated assets totaled $13.2 billion, and its stockholders' equity totaled $1.3 billion. Selected consolidated financial data of Kemper and its subsidiaries (the "Company") for the last five fiscal years is provided in ITEM 6 below. Certain financial information by segment is set forth in ITEM 1(b). The business operations of the Company's four segments are described in ITEM 1(c).

The Company entered 1995 with approximately 6,000 employees, 5 percent fewer than one year earlier primarily due to lower KSI headcount. During 1994, the Company faced industrywide pressures associated with rising interest rates and related adverse conditions in bond and stock markets. See ITEM 7. The year 1994 was also notable for the corporate control events described on the following page.

The Company had entered 1994 with approximately 6,330 employees, more than 10 percent fewer than its continuing operations had one year earlier as headcount was reduced in all three of the Company's core businesses: asset management, life insurance and securities brokerage. In addition, there were more than 2,200 employees of subsidiaries the Company divested during 1993, as described on the following page.

CORPORATE CONTROL EVENTS OF 1994

In the first quarter of 1994, Kemper received and rejected an unsolicited offer by General Electric Capital Corporation ("GECC") to acquire all outstanding shares of Kemper common stock for $55 per share. In May 1994, GECC increased its offer to $60 per share, subject to certain conditions including a full due diligence review, and the board of directors of Kemper directed that all appropriate steps be taken to maximize stockholder value. Kemper put itself up for sale, and a due diligence process began that resulted in Conseco, Inc.'s cash and stock bid of $67 per share on June 23, 1994. Within hours of Conseco's announcement, GECC withdrew completely from the process. GECC never completed its due diligence process and never submitted a firm $60 per share bid for Kemper. Kemper and Conseco signed a merger agreement on June 26, 1994. On November 20, Kemper and Conseco announced that the merger agreement was terminated by mutual consent, since it became clear that the proposed merger could not be completed. The Kemper board then again directed that all appropriate steps be taken to maximize stockholder value. Distractions caused by uncertainties with respect to the Company's ownership had an impact on 1994 performance. See ITEM 7.

SUBSIDIARY DIVESTITURES OF 1993

During 1993, the Company exited the property-casualty insurance, reinsurance and risk management businesses. These businesses comprise the Company's discontinued operations. The Company's discontinued property-casualty insurance operations consisted of two regional companies which write primarily personal automobile and homeowners insurance, Economy Fire & Casualty Company ("Economy") and Federal Kemper Insurance Company ("FKI"). In August 1993, Kemper sold Economy to St. Paul Fire and Marine Insurance Company in a transaction valued at $420 million. In December 1993, Kemper sold FKI to Anthem P&C Holdings, Inc. (part of the Associated Group) for $95 million in cash. The Company recorded an aggregate $92.2 million in after-tax gains from these sales in 1993.

Also in August 1993, Kemper exchanged the stock of its reinsurance and risk management subsidiaries for 17.4 million shares of Kemper's common stock previously held by Lumbermens Mutual Casualty Company ("Lumbermens"), the Company's former parent. The exchange transaction was valued at $610.2 million. The Company recorded a $204.7 million tax-free gain on the exchange. This transaction reduced the number of common shares outstanding by more than one-third. It also reduced Lumbermens' ownership of Kemper common stock from approximately 38 percent to approximately 4 percent.

Lumbermens, its subsidiaries and American Manufacturers Mutual Insurance Company are known as the Kemper National Insurance Companies ("KNIC"). In 1990, Kemper and KNIC established differing boards of directors and distinct employee groups. In connection with the 1993 exchange transaction, Kemper and Lumbermens agreed that each of the Company and KNIC generally may not, for a period of five years, compete with each other in their respective primary businesses. The two organizations are not considered affiliated for securities and insurance law purposes beginning in August 1993.

STRATEGIC INITIATIVES OF THE EARLY 1990S

In addition to divesting its discontinued operations in 1993, the Company in the early 1990s took the following actions to streamline management, control costs and improve profitability. In 1990, the Company consolidated its five regional securities brokerage subsidiaries into a single firm focused mainly on retail sales operations.

Since late 1991, the Company intensified its management of real estate-related investments due to adverse markets and recorded real estate-related reserves, write-downs and cumulative operating losses totaling in excess of $1.1 billion. The Company successfully implemented strategies to reduce both its joint venture operating losses and the level of its real estate-related investments. These strategies included sales, refinancings and restructurings. Also, effective January 1, 1993, subsidiaries of Kemper and Lumbermens formed a master limited partnership to hold the equity real estate interests each of the two organizations separately held previously in joint ventures with the Company's largest (now former) joint venture partner, which master limited partnership in early 1994 acquired the former partner's equity interests.

During 1992, 1993 and 1994, the Company purchased from its life insurance subsidiaries real estate-related assets for $862.2 million in cash. Also during 1991, 1992 and 1993, the Company contributed $275.8 million to the capital of the life insurance segment. Focusing on its term life and variable annuity products, the segment also ceded approximately $900 million of fixed-rate annuity liabilities in reinsurance transactions effected in 1991 and 1992. In 1992 and 1993, the Company integrated the management, operations and strategic directions of FKLA and KILICO. Further addressing the quality of the life companies' investment portfolios, the Company reduced holdings of below investment-grade securities (excluding real estate-related investments) from
22.0 percent of its total invested assets and cash at year-end 1990 to 2.6 percent at year-end 1994.

Anticipating the $438 million reduction of Kemper's stockholders' equity from the acquisition of 17.4 million treasury shares in the 1993 exchange transaction, Kemper raised $260 million of equity capital through private placements of preferred stock in the second quarter of 1993. In addition, Kemper issued $63.0 million of common stock during 1994, as well as an aggregate of $71.6 million in 1993, 1992 and 1991. These amounts were in addition to $100 million of preferred stock sold to Lumbermens at year-end 1992.

Certain of the above-described divestitures, initiatives and other actions and developments are further described by segment in the business descriptions in
ITEM 1(c) and in Management's Discussion and Analysis in ITEM 7.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The amounts of revenue, earnings (loss) from continuing operations, before income tax and cumulative effect of changes in accounting principles, and assets attributable to each of the Company's segments, as well as the other operations and corporate category, for the three years ended December 31, 1994 are set forth in the note captioned "Segment information" on page 69. Certain selected financial information of the discontinued operations category is included in the note captioned "Discontinued operations" on page 56.

(C) NARRATIVE DESCRIPTION OF BUSINESS AND GENERAL DEVELOPMENT OF SUBSIDIARIES.

REGULATION

The Company's asset management and securities brokerage subsidiaries, as investment advisers and broker-dealers, are generally subject to regulation by the Securities and Exchange Commission (the "SEC"), the Commodity Futures Trading Commission (the "CFTC"), the National Association of Securities Dealers, Inc. (the "NASD") and/or the exchanges of which the firms are members, as well as the securities commissions of the states in which the firms are licensed to do business. The New York Stock Exchange, Inc. (the "NYSE") is the primary regulatory body for its member firms, including the Company's securities brokerage operations. These regulators are charged with assuring that the firms maintain adequate net capital and comply with a variety of approved sales practices and operational standards, and the regulators oversee the licensing, registration and/or approval of the firms' employees, representatives and, in some circumstances, owners. The regulators make periodic examinations and review annual, quarterly, monthly and other reports on the financial condition and operations, including market practices, of each individual firm. In addition, variable annuities offered and variable universal life products planned to be offered by one of the Company's life insurance subsidiaries, and the related separate accounts, are subject to regulation by the SEC.

The Company's two life insurance subsidiaries are generally subject to regulation and supervision by the insurance departments of Illinois, their domiciliary state, and the other jurisdictions in which the companies are licensed to do business. These departments enforce laws and regulations designed to assure that life insurance companies maintain adequate capital and surplus, manage investments according to prescribed character, standards and limitations and comply with a variety of operational standards. The departments also make periodic examinations of individual companies and review annual and other reports on the financial condition of each company operating within their respective jurisdictions. Regulations, which often vary from state to state, cover most aspects of the insurance business, including market practices, forms of policies and accounting and financial reporting procedures. In 1992, the National Association of Insurance Commissioners (the "NAIC") announced, and in 1993 Illinois adopted, risk-based capital requirements for life insurance companies. See "LIFE INSURANCE SEGMENT--Risk-based capital" below.

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

Broker-dealer risk assessment rules enacted in 1991 also relate to affiliate transactions. These rules provide for periodic reporting of certain relationships among, and financial information regarding, certain of the Company's asset management and securities brokerage subsidiaries and certain of their affiliates.

The Company believes it is in compliance in all material respects with all applicable regulations. For information on regulatory and other dividend restrictions, see ITEM 5(c).

ASSET MANAGEMENT SEGMENT

The asset management segment consists of KFS and its subsidiaries, including INVEST and Kemper Service Company ("KSvC"). The Company's assets under management totaled $62.7 billion at December 31, 1994. See the discussion captioned "RESULTS OF OPERATIONS--Asset management" in ITEM 7, including the table on page 24 setting forth assets under management by category at December 31, 1994, 1993 and 1992.

Kemper Financial Services, Inc.

KFS, founded in 1948, is incorporated in Delaware and headquartered in Chicago, Illinois. Registered as investment advisers and/or broker-dealers in all fifty states, KFS and its subsidiaries manage mutual fund, insurance company and other institutional investment portfolios. On February 1, 1995, KFS transferred all its duties and responsibilities as principal underwriter and distributor of the open-end mutual funds it manages to its newly formed subsidiary, Kemper Distributors, Inc. ("KDI"), a registered broker-dealer. At the same date, KFS transferred the distribution function with respect to KILICO's variable annuity products to a broker-dealer subsidiary of KILICO, Investors Brokerage Services, Inc. KFS will continue to provide investment management services to the open-end mutual funds and the variable annuity separate accounts. KFS has begun the process to withdraw as a registered broker-dealer. These actions are designed to reduce the regulatory capital required to be maintained in the asset management segment. See "Regulation" above.

KSvC, incorporated in 1986 and located both in Kansas City, Missouri, and at KFS' Chicago facilities, provides hardware, software and back-office administrative services, including transfer agent-related functions, for KFS' mutual fund business. KSvC also provides certain computer service bureau functions and certain telecommunications services for the Company's asset management, securities brokerage, life insurance and real estate segments. In addition, KSvC, through its Kansas City-based subsidiary, Supervised Service Company, Inc. ("SSC"), has provided transfer agent services to third parties, primarily smaller asset managers. In March 1995, the Company entered into a definitive agreement to sell the business operations of SSC to DST Systems, Inc. ("DST"). KSvC and DST also agreed to extend the current contractual agreement for DST to provide shareholder recordkeeping system services for the mutual funds managed by KFS. The Company had previously considered internalizing this function. DST also agreed to purchase related computer systems from KSvC. Subject to regulatory approval, these transactions are expected to be finalized in April 1995.

KFS and its subsidiaries generate fee revenue for the Company by providing investment advisory, portfolio management, transfer agent and administrative services to the investment companies comprising the bond, stock and money market mutual funds generally known as the "Kemper Funds" or the "Kemper Mutual Funds." Such services are provided pursuant to management agreements which would be terminated automatically in the event of certain changes of control of the Company or KFS. In connection with the then-planned merger of Kemper and Conseco in 1994, KFS obtained but ultimately did not need fund trustee/director and shareholder approvals of new management agreements. The management agreements are also subject to approval periodically by the independent trustees or directors of the Kemper Funds in the ordinary course of KFS' business.

KFS and its subsidiaries market the Kemper Funds generally through financial intermediaries which receive commissions and other fees from KFS and KDI. Beginning in June 1994, KFS, with fund shareholder approval, established for most of its bond and stock funds a multiple class structure. This structure provides investors in the funds with the choice of either (i) a traditional front-end load option, (ii) a spread load option charging annual 12b-1 distribution fees and redemption (contingent deferred sales) charges (declining over a six-year period), or (iii) a level load option charging annual service and 12b-1 fees with no advance commission on the sale. Under this multi-class structure, KFS offers a broad product line of 22 open-end stock and bond funds, each in these three configurations. In addition, KFS offers for qualifying investors (mainly institutions making large investments) a no load and no distribution fee option. The Company believes the multiple class structure will encourage additional investment in the funds and help maintain the competitive position of such funds.

Since 1993, mutual funds with asset-based sales charges (commonly referred to as Rule 12b-1 plans) have been subject to an NASD rule limiting the combined front-end load, deferred sales charge and asset-based sales charge to no more than 6.25 percent or 7.25 percent (depending on whether service fees are also charged) over the life of the fund. This limitation could effectively restrict payments to brokers and other distributors in certain circumstances. The limitation, however, has not adversely impacted KFS or any Kemper Mutual Funds to date.

KFS' mutual fund marketing strategies include emphasizing long-term investment performance, utilizing the "Kemper" brand name and offering a diverse array of mutual funds designed for virtually every economic environment. The following table shows both the long-term (bond and stock) and short-term (money market) mutual fund assets under management by fund name:
                ASSETS OF THE KEMPER FUNDS AT DECEMBER 31, 1994

                                                                                                           NET ASSET
                                                                                           YEAR FIRST        VALUE         % OF
                                       NAME OF FUND                                         OFFERED      (IN MILLIONS)    TOTAL
----------------------------------------------------------------------------------------   ----------    -------------    ------
BOND FUNDS
  Kemper U.S. Government Securities Fund................................................      1979          $ 4,764        11.48%
  Kemper U.S. Mortgage Fund.............................................................      1984            3,614         8.71
  Kemper Municipal Bond Fund............................................................      1976            3,445         8.31
  Kemper High Yield Fund................................................................      1978            3,197         7.71
  Kemper California Tax-Free Income Fund................................................      1983            1,064         2.57
  Kemper Diversified Income Fund........................................................      1977              714         1.72
  Kemper Municipal Income Trust(1)......................................................      1988              639         1.54
  Kemper Income & Capital Preservation Fund.............................................      1974              504         1.22
  Kemper Cash Reserves Fund.............................................................      1984              317          .76
  Kemper New York Tax-Free Income Fund..................................................      1985              308          .74
  Kemper Intermediate Government Trust(1)...............................................      1988              263          .63
  Kemper Short-Intermediate Government Fund.............................................      1987              253          .61
  KINF--High Yield Portfolio(2).........................................................      1982              219          .53
  Kemper Multi-Market Income Trust(1)...................................................      1989              199          .48
  Kemper Adjustable Rate U.S. Government Fund...........................................      1987              164          .40
  Kemper High Income Trust(1)...........................................................      1988              189          .46
  Kemper Global Income Fund.............................................................      1989              172          .41
  Kemper Strategic Municipal Income Fund(1).............................................      1989              121          .29
  Kemper Florida Tax-Free Income Fund...................................................      1991              121          .29
  KINF--Government Securities Portfolio(2)..............................................      1987               96          .23
  KINF--Money Market Portfolio(2).......................................................      1982               84          .20
  KML High-Yield Investments............................................................      1986               59          .14
  Kemper Strategic Income Fund(1).......................................................      1994               40          .10
  Kemper Ohio Tax-Free Income Fund......................................................      1993               26          .06
  Kemper Texas Tax-Free Income Fund.....................................................      1991               15          .04
  Kemper Intermediate Municipal Bond Fund...............................................      1994               10          .02
                                                                                                         -------------    ------
  TOTAL BOND FUNDS                                                                                           20,597        49.65
                                                                                                         -------------    ------
STOCK FUNDS
  Kemper Total Return Fund..............................................................      1964            2,724         6.57
  Kemper Growth Fund....................................................................      1966            2,198         5.30
  Kemper Technology Fund................................................................      1948              673         1.62
  Kemper Small Capitalization Equity Fund...............................................      1969              644         1.55
  KINF--Total Return Portfolio..........................................................      1982              588         1.42
  Kemper International Fund.............................................................      1981              383          .92
  KINF--Equity Portfolio(2).............................................................      1983              323          .78
  Growth Fund of Spain(1)(3)............................................................      1990              196          .47
  Kemper Retirement Fund II.............................................................      1990              164          .40
  Kemper Blue Chip Fund.................................................................      1987              147          .35
  Kemper Retirement Fund IV.............................................................      1993              142          .34
  KINF--International Portfolio(2)......................................................      1992              123          .30
  Kemper Retirement Fund III............................................................      1992              117          .28
  Kemper Retirement Fund V..............................................................      1993              101          .24
  Kemper Retirement Fund I..............................................................      1990               99          .24
  Cambridge Growth Fund.................................................................      1992               39          .09
  Kemper Worldwide 2004 Fund............................................................      1994               23          .06
  KINF--Small Capitalization Equity Portfolio(2)........................................      1994               13          .03
                                                                                                         -------------    ------
  TOTAL STOCK FUNDS                                                                                           8,697        20.96
                                                                                                         -------------    ------
MONEY MARKET FUNDS
  Kemper Money Market Fund--Money Market Portfolio......................................      1974            4,019         9.69
  Cash Equivalent Fund--Money Market Portfolio..........................................      1979            3,420         8.25
  Cash Equivalent Fund--Government Securities Portfolio.................................      1981            1,553         3.74
  Cash Equivalent Fund--Tax-Exempt Portfolio............................................      1982            1,015         2.45
  Kemper Money Market Fund--Tax Exempt Portfolio........................................      1987              748         1.80
  Kemper Money Market Fund--Government Securities Portfolio.............................      1981              587         1.42
  Cash Account Trust--Money Market Portfolio............................................      1989              376          .91
  Investors Cash Trust--Government Securities Portfolio.................................      1990              144          .35
  Cash Account Trust--Government Securities Portfolio...................................      1989              118          .28
  Tax Exempt California--Money Market Fund..............................................      1987               87          .21
  Cash Account Trust--Tax Exempt Portfolio..............................................      1989               68          .16
  Investors Cash Trust--Tax-Exempt Portfolio............................................      1991               36          .09
  Tax-Exempt New York--Money Market Fund................................................      1990               13          .03
  Investors Money Account...............................................................      1983                6          .01
                                                                                                         -------------    ------
  TOTAL MONEY MARKET FUNDS                                                                                   12,190        29.39
                                                                                                         -------------    ------
TOTAL MUTUAL FUNDS......................................................................                    $41,484       100.00%
                                                                                                         ==========       ======

---------------
(1) Closed-end fund. Unlike open-end funds which newly issue and redeem their own shares continuously, the closed-end fund shares are traded between investors in public securities markets. The Company's seven closed-end funds are traded on the NYSE.

(2) A funding vehicle for separate account investments. This fund is one of the portfolios of Kemper Investors Fund ("KINF") which provides investment options to purchasers of KILICO's variable annuity products. See "LIFE INSURANCE SEGMENT" below.

(3) Originally introduced jointly by KFS and Banco Santander, one of Spain's largest banks in terms of assets, pursuant to an arrangement to jointly develop financial services businesses in the U.S. and Europe. The Growth Fund of Spain was underwritten by a syndicate which included the Company's securities brokerage operations in 1990.

Bond mutual funds have comprised the largest category of assets under management since 1991. (Before then, money market assets were the largest.) Interest rate changes leading to net asset value depreciation in 1994 and appreciation in 1993 contributed to decreases in the level of bond assets in 1994 and increases in 1993. Moreover, in the 1994 environment, there were redemptions in excess of sales, reflecting investors' movement away from bonds and the short-term (e.g., one-year) performance of KFS' bond mutual funds. In 1994, KFS introduced the closed-end Kemper Strategic Income Fund and the open-end Kemper Intermediate Municipal Bond Fund. KFS plans to introduce three additional state municipal bond funds in 1995.

Early in the 1990s, KFS embarked on a strategy to increase its stock mutual fund assets under management in order to take advantage of long-term equity performance and potentially higher reinvestment rates and management fees. Reflecting this strategy and the interest rate environment, KFS' sales of stock mutual funds increased to 44 percent of total stock and bond mutual fund sales in 1994, compared with 35 percent in 1993, 32 percent in 1992 and 18 percent in 1991. In the adverse market conditions of 1994, KFS' stock mutual fund assets declined 7 percent, compared with a 20 percent decline in its bond mutual fund assets.

As part of its strategy to increase stock mutual fund assets under management, KFS has introduced six open-end "target maturity" funds, five investing primarily in domestic equities (the Kemper Retirement Fund series), and one in international products. By investing a portion of the original principal in U.S. government zero coupon bonds, KFS, for limited periods of time, has offered to investors in these target maturity funds a guarantee of the return of investment at a certain date for nonredeeming investors with dividend reinvestment. These six funds accounted for approximately 7 percent of KFS' stock mutual fund assets at December 31, 1994. International stock mutual fund products are also contributing to sales. In 1994, KFS expanded its international staff and introduced the Kemper Worldwide 2004 Fund, one of KFS' target maturity funds. KFS' international products, primarily institutional investment advisory assets, accounted for $2.1 billion of assets under management at December 31, 1994, up from $1.3 billion at December 31, 1993.

Money market funds represented less than 30 percent of mutual fund assets under management at December 31, 1994, compared with more than 75 percent at December 31, 1984. For many years, KFS has had a strategy to increase its longer term assets relative to the money funds because KFS earns higher fees (in terms of basis points) on bond and stock assets managed than the lower margin money fund assets. Although the amount of money fund assets at year-end 1994 was virtually unchanged from one year earlier, the level was volatile throughout the year as investors moved in and out of cash and cash equivalents. The Kemper Money Market Fund--Money Market Portfolio was the 14th largest money fund in the U.S. at December 31, 1994 according to Lipper Analytical Services.

While fund families utilize money market funds as "safe haven" exchange vehicles from long-term funds, the Company also views its money market clients as persistent investors seeking convenience as well as liquidity and stability. With respect to convenience, KFS' money funds feature debit cards, automatic exchange to/from other Kemper Funds and checkwriting. With respect to liquidity and stability, KFS seeks to invest carefully. In 1994, however, the unforeseen Orange County bankruptcy could have resulted in certain of the Company's money funds' net asset values declining below one dollar per share had the Company not established credit enhancements for the related $198 million of short-term notes issued by the county. The Company was not legally required to take this action.

INVEST Financial Corporation

INVEST was incorporated in Delaware in 1982. KFS owns approximately 96 percent of INVEST, and the remaining four percent is held primarily by financial institutions which subscribe to services offered by INVEST. Headquartered in Tampa, Florida, and licensed as a broker-dealer in 50 states, the District of Columbia and Puerto Rico, INVEST has more than 700 registered INVEST centers at financial institutions in 45 states. INVEST sells through more than 1,100 registered representatives, including licensed sales professionals and bank personnel who sell annuities, other insurance products, mutual funds, unit investment trusts, bonds, stocks and options. For over one decade, INVEST has been one of the largest distributors of annuities, mutual funds and securities through financial institutions in the U.S. INVEST plans to continue increasing its sales force and adding new banks to its client list. In 1994, INVEST also began marketing its "Outsource Services" program to provide financial planning, market technology, compliance, education and other services to financial institutions and others to supplement existing brokerage programs. In 1994, INVEST accounted for approximately 16 percent of the revenue of the asset management segment.

INVEST is a significant distributor of the Company's mutual fund and annuity products. In 1994, INVEST was the fourth largest distributor of KFS' mutual funds and the largest distributor of KILICO's annuities. INVEST's securities trades are executed and cleared by KCC, and certain of INVEST's automated systems are provided by KSvC.

INSTITUTIONAL BUSINESS

Two of KFS' subsidiaries, Chicago-based Kemper Asset Management Company and London-based Kemper Investment Management Company Limited, manage most of the asset management segment's institutional investment business. At December 31, 1994, this business included investment advisory clients (approximately 63 clients and $4.7 billion of assets), Kemper affiliates ($9.6 billion, primarily assets of the life insurance subsidiaries) and KNIC ($6.9 billion).

Of the $4.7 billion of investment advisory assets, public pension funds account for 43 percent, corporate ERISA clients 31 percent, foundations and endowments 15 percent and high net worth individuals 11 percent. The Company markets its services to these clients both directly (especially the public sector retirement funds) and through investment management consultants. Increasing sales of investment advisory services in 1994 offset declines in this category's asset values reflective of adverse market conditions.

Assets managed for Kemper affiliates represented 15 percent of the Company's total assets under management at year-end 1994 but accounted for only approximately 3 percent of the segment's investment management fee revenue in 1994. Almost three-fourths of the affiliated companies' assets are bonds.

Assets managed for KNIC represented 11 percent of the Company's total assets under management but accounted for only approximately 4 percent of the segment's investment management fee revenue in 1994. Approximately $460 million of the KNIC assets under management at year-end 1994 were real estate-related assets that are not being managed by the Company since January 1, 1995. See "REAL ESTATE SEGMENT" below. Most of the KNIC assets under management are bonds. See the note captioned "Related-party transactions" on page 66.

OTHER ASSET MANAGEMENT FACILITIES

At December 31, 1994, KFS owned 15.6 percent of Dimensional Fund Advisors, Inc., an investment management company offering quantitative or passive investment products to the tax-exempt institutional investment community. KFS also owned 50 percent of IFTC Holdings, Inc. (which wholly owns Investors Fiduciary Trust Company, a state-chartered trust company) until January 1995 when KFS sold its interest, realizing an after-tax gain of approximately $12 million.

COMPETITION

The Company's asset management operations compete with other asset managers, other brokerage and advisory firms that manage assets or produce financial products such as mutual funds similar to those produced by KFS, and other financial institutions such as banks, thrifts and insurance companies that market other types of investment products.

The Company stresses the relative size and balance between its production and distribution capabilities and emphasizes diversity among products, services and income sources. The Company focuses on increasing assets under management, controlling operational costs, establishing alternative distribution outlets and matching products and services with economic conditions. Sales of retail mutual funds were also helped by the Company's offering of "KemFlex", a computerized account service system. KemFlex facilitates sales and servicing and is being marketed mainly in the 401(k) qualified plan market to employers with fewer than 1,000 employees.

The asset management industry is becoming increasingly competitive, with banks and securities brokerage firms offering proprietary products and with the proliferation of products being offered in the marketplace through multiple distribution channels. The numbers of competitors and their products have increased significantly for several years, as barriers to entry, such as capital requirements, are low relative to other regulated businesses. Individuals are also assuming greater control over their savings and retirement dollars and are placing greater emphasis on asset allocation and controlling risk. The Company has adopted certain business strategies to address these competition issues, such as brand name marketing emphasizing long-term investment performance, distribution through both affiliated and non-affiliated channels, cost control and improved service.

One of the segment's marketing strategies is to sell through diverse channels. Financial intermediaries market most of the segment's products, except for the Kemper Money Market Fund which KFS sells directly to the public. Although the largest channel for the segment's open-end mutual fund sales has continued to be nonaffiliated regional and national securities brokerage firms, in recent years financial planners, financial institutions, insurance brokerages and other specialty distributors of financial products have accounted for increasing proportions of the segment's sales. In 1994, INVEST and KSI accounted for approximately 4 percent and 12 percent, respectively, of KFS' open-end mutual fund sales, compared with 6 percent and 10 percent, respectively, in 1993. See "SECURITIES BROKERAGE SEGMENT" below.

EMPLOYEES

At December 31, 1994, KFS employed approximately 570 persons, and KSvC employed 1,180. In connection with the expected sale of the business operations of SSC to DST, the Company anticipates that the number of KSvC employees will decline by approximately 200 in April 1995. INVEST has approximately 335 employees and also utilizes the services of approximately 1,100 registered representatives at subscribing banks, thrifts and credit unions.

LIFE INSURANCE SEGMENT

The Company's life insurance business, produced by FKLA and KILICO, primarily consists of a variety of term and interest-sensitive (mostly universal) life insurance products and fixed-rate and variable annuity contracts. Each company has emphasized different products and distribution methods. Both companies are licensed in the District of Columbia and all states except New York. In early 1992, the Company named a common chairman and chief executive officer for both FKLA and KILICO. During 1992 and 1993, the Company integrated the operations and management of the life insurance companies. This integration encompassed virtually all aspects of operations, distribution channels and product development and was designed to promote increased efficiencies and productivity and to expand the segment's distribution capabilities. See the discussion captioned "RESULTS OF OPERATIONS--Life insurance" beginning on page 25.

Changing marketplace dynamics affected the life insurance industry in recent years. To accommodate customers' increased preference for safety over higher yields, the Company has systematically reduced investment risk and strengthened the capital position of the life insurance segment. In 1994, the segment's total net investment income increased for the first time since 1990. Investments are an integral part of the Company's life insurance business. See the discussion captioned "INVESTMENTS" beginning on page 32.

The following table shows selected relative contributions of FKLA and KILICO to the life insurance segment for the three years ended December 31, 1994 (in millions):

                                                           NET INCOME       CASH AND INVESTED
                          SALES            REVENUE           (LOSS)               ASSETS            INSURANCE IN-FORCE
                     ---------------   ---------------   --------------    --------------------    ---------------------
                      FKLA    KILICO    FKLA    KILICO   FKLA    KILICO      FKLA       KILICO       FKLA        KILICO
                     ------   ------   ------   ------   -----   ------    --------    --------    ---------    --------
1994................ $286.5   $465.8   $357.1   $330.4   $63.8   $ 26.4    $2,275.0    $4,916.7    $95,861.0    $1,629.3
1993................  308.1    510.0    388.4    338.1    65.8     14.0     2,584.0     5,380.7     89,614.3     1,732.9
1992................  360.5    716.5    334.8    353.6    26.4    (51.9)    2,426.5     5,067.6     82,428.7     1,794.4

Federal Kemper Life Assurance Company

FKLA, founded in 1905, is incorporated under the insurance laws of Illinois. FKLA markets a selected range of life insurance and annuity products primarily through brokerage general agents and other independent distributors.

In 1994, term and ordinary life products together accounted for 53.9 percent of FKLA's sales, and interest-sensitive life products accounted for 26.8 percent. The face value of its term, ordinary and interest-sensitive life insurance sold in 1994 was $17.2 billion, compared with $17.5 billion in 1993 and $21.5 billion in 1992. FKLA's total life insurance in-force at December 31, 1994 rose $6.2 billion in 1994, $7.2 billion in 1993 and $10.8 billion in 1992, after taking into account lapses (nonrenewals) of term and ordinary life insurance products totaling $9.4 billion in 1994, $8.8 billion in 1993 and $9.1 billion in 1992 and surrenders of interest-sensitive life insurance products totaling $740 million in 1994, $734 million in 1993 and $686 million in 1992. This combined surrender and lapse activity resulted in a lapse ratio of 10.9 percent in 1994, 11.1 percent in 1993 and 12.7 percent in 1992.

Although the persistency of interest-sensitive life products suffered in each of the last three years in large part due to a declining interest rate environment (through early 1994) and asset quality issues, persistency on term and ordinary life products in recent years was helped in part by a tightening of agency requirements and a shift over the past few years to marketing term products with level premiums and longer premium guarantees. In early 1995, however, the NAIC adopted a model regulation which would require higher reserves on policies with longer premium guarantees. The regulation would not apply to policies issued prior to its proposed effective date, January 1, 1996, and in response, the Company and the industry would likely market most term products with shorter premium guarantees.

To help increase sales and profitability, FKLA continues to design new life insurance products. In 1995, FKLA plans to introduce a variable universal life product as well as a new term product to be called Kemper Quick 20 and a new universal life product to be called Kemper Quick CVT (Cash Value Term). Kemper Quick 20 is designed as a low-cost term product offering a 20-year level premium guarantee, and Kemper Quick CVT is a flexible premium, adjustable, universal life policy offering term-like premiums also guaranteed to remain level for 20 years. Both these products feature a short-form application and a simplified underwriting process for efficient policy issuance.

In 1994, 1993 and 1992, most of FKLA's new sales came from Kemper Certain-T and Kemper Super-T, two low-cost term life insurance products offering ten-year and 15-year premium guarantees, and from Kemper CVT, a flexible premium, adjustable, universal life insurance policy offering term-like premiums guaranteed to remain level for the first 20 policy years. In 1993, FKLA lowered the minimum face amount (policy size) requirements on these products to make them more affordable for more customers and added an accelerated death benefit rider for policyholders. At December 31, 1994, Kemper Certain-T and Kemper Super-T accounted for 25.6 percent of total life insurance in-force, and Kemper CVT accounted for 10 percent of total life insurance in-force. Reflecting the higher net worth individual marketplace targeted by FKLA, the average face amount of new issues for FKLA's term products was $247,699 in 1994.

For its mortality-based products, FKLA establishes a measure of protection through careful underwriting and reinsurance arrangements. The Company believes FKLA's normal underwriting and reserving practices take into account all known mortality risks, including the acquired immune deficiency syndrome ("AIDS"). Virtually all new applicants for FKLA's mortality-based policies are tested for the AIDS virus, and most of FKLA's in-force business has been tested during the application process.

In recent years, FKLA has tightened agency requirements, reducing the number of general agents (to 231 at year-end 1994 from 704 ten years earlier) while increasing sales through these larger, more consistent producers. In addition, FKLA increasingly utilizes other marketing organizations such as agents associated with financial institutions, securities brokerage firms and property-casualty insurance agencies. FKLA has also developed marketing arrangements with other life insurance companies that do not participate in the low-cost term marketplace. Such arrangements help FKLA increase sales by allowing other companies to market its products.

Most of these distribution channels also handle FKLA's annuity products, all of which are fixed-rate (general account) annuities. Annuities accounted for 19.3 percent of FKLA's 1994 sales, 25.3 percent of its 1993 sales and 38.0 percent of its 1992 sales. Annuities also accounted for approximately $1.2 billion of FKLA's invested assets at December 31, 1994, and $1.3 billion at December 31, 1993. FKLA has sold its annuity products primarily through its general agency force. FKLA has expanded its presence in the bank and thrift market with annuity products designed to compete with certificates of deposit. In recent years, FKLA also enhanced its annuity line to focus on sales of products to school districts and municipalities. The Company is planning to enlarge its life insurance companies' distribution to this and other marketplaces by utilizing relationships established by its securities brokerage operations.

In addition to developing innovative, low-cost products, FKLA utilizes advanced computer systems to provide quality service while keeping expenses at a minimum. Also, for many years, FKLA has utilized a "team underwriting" approach. By organizing its underwriters and related personnel into small work groups that make extensive use of systems technology, FKLA has developed what it believes is a significant cost advantage in the life insurance marketplace. FKLA also captures policy information electronically at its source (the producer) and makes it available to various parties in the process of underwriting and handling the life insurance business.

Kemper Investors Life Insurance Company

KILICO, founded in 1947, is incorporated under the insurance laws of Illinois. KILICO's lines of insurance and annuity products complement the offerings of the Company's asset management segment. KILICO offers both individual fixed-rate (general account) and individual and group variable (separate account) annuity contracts, as well as individual universal life and variable life insurance products, through various distribution channels. KILICO's broad product selection is designed for diverse economic environments. KILICO structures its products to offer investment-oriented products, guaranteed returns or a combination of both to help policyholders meet multiple insurance and financial objectives.

Financial institutions, nonaffiliated and affiliated securities brokerage firms, insurance agents and financial planners are important distribution channels for KILICO products. In 1994, INVEST and KSI accounted for approximately 36 percent and 20 percent, respectively, of KILICO's first-year sales, compared with 41 percent and 12 percent, respectively, in 1993. Like the Company's asset management and securities brokerage operations, KILICO is owned by KFC, which in turn was approximately 97 percent owned by Kemper on a fully converted basis at December 31, 1994. The minority interest in KFC is held by certain employees of KFC's subsidiaries.

Annuities accounted for approximately 99 percent of KILICO's sales in recent years. KILICO's annuities generally have disappearing surrender charges that are a specified percentage of policy values and decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

In the last four years, in part reflecting the low interest rate environment through early 1994, and to reduce its exposure to investment risk, KILICO has placed more emphasis on marketing its separate account products. Unlike the fixed-rate annuity business where KILICO manages spread revenue, variable annuities pose minimal investment risk for KILICO and increase administrative fee revenue. KILICO's separate account assets totaled $1.50 billion at December 31, 1994 and 1993, and $1.14 billion at December 31, 1992. KILICO's sales of its separate account annuities were $250.7 million in 1994, $263.7 million in 1993, $275.9 million in 1992 and $113.9 million in 1991. In 1992, KILICO introduced Kemper PASSPORT, a variable and market value adjusted annuity featuring a choice of investment portfolios, an increasing estate benefit, tax-free transfers and a selection of guaranteed rates for a variety of terms. In 1994, KILICO changed Kemper PASSPORT from a single premium annuity to one with a flexible premium structure and also added a small capitalization equity subaccount as another investment portfolio choice for purchasers of the Kemper PASSPORT and certain other variable annuity products. Separate account annuities represented 53.8 percent of KILICO's total sales in 1994, compared with 51.7 percent in 1993,
38.5 percent in 1992 and 16.8 percent in 1991.

Declines in interest rates in recent years and strategic reductions in crediting rates lowered general account annuity sales for KILICO over the last four years. KILICO's sales also were hurt by fixed-rate annuity buyers' focus on investment risk. In the second half of 1994, KILICO began raising crediting rates on certain general account products, reflecting both competitive conditions and a rising interest rate environment. General account annuities represented 46.0 percent of KILICO's total sales in 1994, compared with 47.9 percent in 1993,
60.8 percent in 1992 and 82.0 percent in 1991.

KILICO's sales of interest-sensitive life products decreased again in 1994, to $0.8 million, from $2.0 million in 1993, $5.0 million in 1992 and $8.0 million in 1991, for the same reasons its sales of general account annuities declined. Overall, sales of interest-sensitive life products represented less than 1 percent of KILICO's total sales in each of the last four years.

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

Based on statutory financial data as of December 31, 1994, FKLA and KILICO each had only one ratio outside the usual ranges. FKLA's change in capital and surplus ratio (net and gross) reflected $82.5 million of dividends paid in 1994 which were then contributed to the capital of KILICO. See "LIQUIDITY AND CAPITAL RESOURCES" on page 41 in ITEM 7. KILICO's change in reserving ratio on interest-sensitive life products reflected its strategic reductions of general account business. Other than certain states requesting quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to FKLA's or KILICO's IRIS ratios for 1994 or earlier years.

GUARANTY ASSOCIATION ASSESSMENTS

From time to time, mandatory assessments are levied on the Company's life insurance subsidiaries by life and health guaranty associations of most states in which these subsidiaries are licensed to cover losses to policyholders of insolvent or rehabilitated insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state in order to pay claims on the basis of the proportionate share of premiums written by member insurers in the lines of business in which the insolvent or rehabilitated insurer engaged. These assessments may be deferred or forgiven in certain states if they would threaten an insurer's financial strength, and, in some states, these assessments can be partially recovered through a reduction in future premium taxes.

In the early 1990s, there were a number of failures of life insurance companies. The Company's financial statements include provisions for all known assessments that will be levied against FKLA and KILICO by various state guaranty associations as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes will be assessed in the future for failures which have occurred to date and for which the life insurance industry has estimated the cost to cover losses to policyholders. Assessments levied against the Company's subsidiaries and charged to expense in 1993 and 1992 amounted to $8.1 million and $11.0 million, respectively. Such amounts relate to accrued guaranty fund assessments of $5.6 million and $13.3 million at December 31, 1994 and 1993, respectively. No additional assessments were charged to expense during 1994 by FKLA or KILICO as the Company believes it has established adequate accruals for all known insolvencies where an estimate of the cost to cover losses to policyholders was available at December 31, 1994.

RISK-BASED CAPITAL

Since the early 1990s, reflecting a recessionary environment and the insolvencies of a few large life insurance companies, both state and federal legislators have increased scrutiny of the existing insurance regulatory framework. While various initiatives, such as a new model investment law, are being considered for future implementation by the NAIC, it is not presently possible to predict the future impact of potential regulatory changes on the Company.

Under asset adequacy and risk-based capital rules adopted in 1993 in Illinois (the domiciliary state of the Company's life insurance subsidiaries), state regulators may mandate remedial action for inadequately reserved or inadequately capitalized companies. The new asset adequacy rules are designed to assure that reserves and assets are adequate to cover liabilities under a variety of economic scenarios. The focus of the new capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. FKLA and KILICO have capital levels substantially exceeding any which would mandate action under the risk-based capital rules, and both life companies are in compliance with applicable asset adequacy rules.

RESERVES AND REINSURANCE

The following table provides a breakdown of the Company's reserves for life policy benefits by product type at December 31, 1994, 1993 and 1992 (in millions):

                                                                              1994         1993          1992
                                                                            --------     --------      --------
General account annuities..............................................     $5,254.0     $5,508.9      $5,446.7
Life insurance:
  Interest-sensitive...................................................      1,595.1      1,628.3       1,619.4
  Term and other.......................................................        257.7        243.6         270.9
Ceded life policy benefits.............................................        741.9        836.0            --
                                                                            --------     --------      --------
     Total.............................................................     $7,848.7     $8,216.8      $7,337.0
                                                                            ========     ========      ========

Ceded life policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions in which KILICO reinsured liabilities of approximately $500 million in 1992 and $400 million in 1991 with Fidelity Life Association ("FLA"), an affiliated mutual insurance company. FLA shares management, operations and employees with FKLA and KILICO pursuant to an administrative and management services agreement. FLA produces whole life policies not produced by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 1994, KILICO's reinsurance recoverable from FLA related to these coinsurance transactions totaled $642.8 million. KILICO remains primarily liable to its policyholders for this amount. Utilizing FKLA's employees, KILICO is the servicing company for this coinsured business and is reimbursed by FLA for the related servicing expenses. Excluding this coinsurance, KILICO, because it is primarily an annuity company, reinsures only a very limited portion of its business. KILICO has immaterial exposure to mortality losses.

FKLA's maximum retention on any single mortality policy risk is $300,000. FLA is one of FKLA's primary reinsurers of mortality coverages written by FKLA prior to 1992. In 1992, FKLA began to reinsure risks over its $300,000 retention limits with nonaffiliated insurers. FKLA remains primarily liable to its policyholders for the face amount of all of its reinsured mortality coverages. At December 31, 1994, FKLA's reinsurance recoverable from FLA for its mortality reinsurance totaled $43.0 million. See the note captioned "Reinsurance" on page 65.

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

The life insurance companies' principal methods of competition continue to be innovative products, often designed for selected distribution channels and economic conditions, as well as appropriate product pricing, careful underwriting, expense control and the quality of services provided to policyholders and agents. Certain of their financial strength ratings and claims-paying/performance ratings, however, were lower in 1993 and 1994 than in earlier years and were under review in 1994 and to date in 1995 due to uncertainty with respect to the Company's ownership. These ratings impacted sales efforts in certain markets.

To address its competition, the segment has adopted certain business strategies. These include systematic reduction of investment risk and strengthenings of the life companies' capital positions; continued focus on existing and new term and variable annuity products; distribution through diversified channels, with an emphasis on INVEST's financial institution clients and KSI's retail base; and ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology.

RANKINGS AND RATINGS

FKLA ranked 13th in ordinary life insurance issued and 19th in ordinary life insurance in-force at year-end 1993 of the 100 U.S. life insurance companies reported in the July 11, 1994 issue of BestWeek--Life/Health. According to Best's Agents Guide to Life Insurance Companies, 1994, as of December 31, 1993, FKLA and KILICO, respectively, were ranked 117th and 58th of 1,326 life insurers by admitted assets; 39th and 452nd of 1,186 by insurance in-force; and 178th and 128th of 1,265 by net premiums written.

A.M. Best Company, an industry analyst, has assigned an A- (excellent) rating to both FKLA and KILICO; Moody's Investors Service has assigned an insurance financial strength rating of Baa1 (adequate) to both companies; and Duff & Phelps Credit Rating Co. has assigned claims-paying ability ratings of AA- (very high) to FKLA and A+ (high) to KILICO. Each of these ratings is currently under review, primarily reflecting uncertainty with respect to the Company's ownership.

EMPLOYEES

At December 31, 1994, FKLA had approximately 340 employees, which it shares with KILICO and FLA.

SECURITIES BROKERAGE SEGMENT

The Company's securities brokerage business chiefly consists of retail brokerage (sales, consulting and research) and also includes institutional brokerage, investment banking and securities underwriting services. Services are provided to individuals and institutions primarily by KSI, which commenced operations in the third quarter of 1990 upon the merger and restructuring of the Company's five regional securities brokerage operations. KSI can trace its foundations back to 1910.

Kemper Securities, Inc.

Based in Chicago and incorporated in Delaware, KSI is a NYSE member firm licensed as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia. KSI is also a registered investment adviser. KSI is primarily retail oriented, as more than 80 percent of its revenue in each of the last five years was generated from its retail sales operations. KSI's operations, however, maintain a measure of diversification in the areas of investment banking, municipal finance and institutional sales.

At December 31, 1994, KSI's client base of approximately 500,000 accounts represented about $33 billion of assets. This amount included approximately $1.0 billion of unit investment trust investments primarily originated by KSI as well as $2.4 billion of money market funds and $2.8 billion of other mutual funds managed by KFS. Historically, KSI has been one of the largest distributors of KFS' mutual fund products.

KSI had 21 equity and 11 fixed-income research analysts at year-end 1994. In addition to tracking certain widely followed companies, these research analysts follow certain regional companies not usually covered by other large brokerage firms. KSI's regional focus is marketed to those investors who may prefer to invest in companies in their own communities. This focus also serves KSI in providing investment banking services to selected financial institutions and local governments. In 1994, KSI introduced The Bank Qualifier(TM), a municipal information research service to provide financial institutions and other subscribers with on-line credit evaluations of municipal bonds. The Company believes KSI enjoys close, value-added relationships with its customers.

According to the Securities Industry Yearbook 1994-1995, published by the Securities Industry Association, KSI ranked 12th nationwide by number of offices
(163), 11th by number of retail investment consultants (1,245 registered representatives), 12th by total number of retail and institutional investment consultants (1,330) and 17th by number of employees (3,805, including employees of KSI subsidiaries) at December 31, 1993. Although KSI's single largest office in terms of revenue in 1994 was in New York City, more than two-thirds of KSI's investment consultants at December 31, 1994 were located in branch offices in the following six states: California (272 investment consultants), Illinois
(182), Ohio (133), Wisconsin (124), Colorado (98) and Texas (96).

At December 31, 1994, KSI had 150 offices in 27 states and a total of 1,300 investment consultants. The Company believes that despite its recruiting efforts in both years, the number of investment consultants decreased in 1993 primarily due to rumors that KSI was for sale and in 1994 primarily due to uncertainties with respect to the Company's ownership.

KSI was able to improve its results in 1993 because of continued participation in strong markets, increased productivity of investment consultants, ongoing focus on KSI's core retail business and a cost reduction program which included reductions in staff in excess of 10 percent. In 1994, adverse stock, bond and credit markets, coupled with uncertainties with respect to the Company's ownership, resulted in a significant decline in revenue and a net loss for the year. See the discussion captioned "RESULTS OF OPERATIONS--Securities brokerage" on page 29 in ITEM 7. KSI management in 1994 continued refocusing its business, including incentivizing investment consultants for increasing client assets and related non-commission fee revenue. KSI is also reviewing its branch office operations. KSI has an objective of continuing to reduce its fixed expenses as much as possible.

Kemper Clearing Corp.

A NYSE member firm, KCC was incorporated in Delaware in 1984 and is based in Milwaukee, Wisconsin. KCC executes and clears securities trades for KSI and INVEST. KCC also provides selected services to certain unaffiliated firms. KCC accounted for $9.0 million of the 1994 revenue of the securities brokerage segment. To perform its execution and clearing functions, KCC presently maintains lines of credit totaling $500 million from ten banks. At December 31, 1994, the amount drawn on these lines was $315.1 million. See the discussion captioned "LIQUIDITY AND CAPITAL RESOURCES--Short-term debt" on page 42 in ITEM 7.

Beta Systems Inc.

Beta Systems Inc. ("Beta"), a sister company of KSI, licenses software and provides data processing services to affiliated and nonaffiliated securities firms on a service bureau basis. This company also markets an on-line service, BETAQUOTE, which combines real time quote data with customer account information. Beta accounted for $11.4 million of the 1994 revenue of the securities brokerage segment.

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

EMPLOYEES

At December 31, 1994, KSI employed approximately 2,980 persons, KCC 410 persons and Beta 155 persons.

REAL ESTATE SEGMENT

Subsidiaries within this segment were part of the Company's other operations and corporate category in 1992 and 1991 before being reclassified when this segment was established in 1993. In addition, certain of the Company's equity investments in real estate were accounted for in the insurance company subsidiaries before the equity was transferred to the Company's real estate subsidiaries beginning in 1992. This segment also includes most of the Company's 50 percent ownership interest in a master limited partnership (the "MLP") between subsidiaries of the Company and subsidiaries of Lumbermens as well as 50 percent of Kemper Real Estate Management Company ("KREMCO").

REAL ESTATE SUBSIDIARIES

The Company's real estate subsidiaries include Kemper Portfolio Corp., which is wholly owned by Kemper ("KPC"); KPC's wholly owned subsidiary, FKLA Realty Corporation ("FKLA Realty"); KFC Portfolio Corp., which is wholly owned by KFC ("KFCPC," which, together with KPC, are referred to below as the "portfolio companies"); and KFCPC's wholly owned subsidiaries including KILICO Realty Corporation ("KILICO Realty"), Kemper/Cymrot, Inc. and Kemper Real Estate, Inc. (which subsidiaries, together with FKLA Realty, are referred to below as the "realty companies"). The realty companies act as general or limited partners in various real estate joint ventures.

The majority of the Company's real estate loans have been originated on joint venture properties or projects where the Company or its affiliates had taken ownership positions with a small number of partners. The Company's balance sheet classification of "joint venture mortgage loans" consists of loans (predominately by the life insurance subsidiaries) to partnership and corporate ventures in which subsidiaries of Kemper (predominately the realty companies) own equity interests as of the balance sheet date. During 1994, the Company sold or otherwise transferred to third parties its equity interests in certain ventures. As a result, the amount of third-party mortgage loans increased correspondingly with the decrease in joint venture mortgage loans, and operating losses for the real estate segment declined. See the discussion captioned "RESULTS OF OPERATIONS--Real estate" on page 30 in ITEM 7.

Historically, the properties or projects in which the Company has owned interests or to which the Company has made loans have been managed by the borrowers'/partners' organizations, and most are still so managed today. The Company, however, intensified its management of real estate investments in the depressed real estate environment of the last three years. Also, in the third quarter of 1992, the Company formed KREMCO, and KREMCO then assumed management of the properties in which the Company, Lumbermens or their respective affiliates shared interests with Peter B. Bedford or his affiliates ("Bedford"). These properties are located primarily in the Pacific region of the United States. In connection with the agreement to form the MLP, Lumbermens acquired 50 percent of KREMCO from the Company in March 1993. In January 1994, the MLP acquired the interests of Bedford in these properties.

In 1992, the Company initiated a strategy to purchase certain real estate-related assets (subordinated loans and equity investments) out of its life insurance subsidiaries. This strategy was designed to improve the financial strength and competitive marketing position of the life companies, separate the operating results of the real estate from the life companies, and concentrate the management focus on the real estate segment. During 1994, 1993 and 1992, the Company contributed a total of $862.2 million in cash to the capital of the portfolio companies, which then acquired from the Company's insurance subsidiaries most of the Company's equity interests in real estate and subordinated real estate loans. Given the subordination of such loans to loans held by the Company's life insurance segment, the real estate segment recorded most of the Company's provisions for real estate-related losses. Given its equity ownership, the segment also recorded most of the real estate operating losses. For additional real estate disclosures, see the discussion captioned "INVESTMENTS" beginning on page 41 in ITEM 7, and see the notes captioned "Summary of significant accounting policies--Invested assets and related income" on page 51, "Related-party transactions" on page 66, "Invested assets and related income" on page 54, "Unconsolidated investees" on page 57, "Concentration of credit risk" on page 59, and "Financial instruments--off-balance-sheet risk" on page 67.

EMPLOYEES

At December 31, 1994, KREMCO had approximately 200 employees primarily in California, and the Company's real estate personnel at KFS in Chicago numbered approximately 65.

OTHER OPERATIONS AND CORPORATE CATEGORY

This category primarily consists of holding company overhead.

EMPLOYEES

At December 31, 1994, Kemper had approximately 80 holding company employees in Long Grove, Illinois. In addition, approximately 290 of KFS' 570 employees, 35 of FKLA's 340 employees, and 60 of KSI's 2,980 employees were in the finance (including accounting), administration, legal and planning staff groups and the real estate operating group of the Company at year-end 1994. During 1994, Kemper organized these groups by function with direct and indirect reporting to holding company management, not just by discrete subsidiary as in years past.

(D) FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

Information called for by this item of the Form 10-K is not material to the Company's operations and sales.

ITEM 2. PROPERTIES

As set forth below, Kemper Corporation and certain of its subsidiaries have both capital leases, for which the financial commitments are not material, and operating leases. For its holding company headquarters, Kemper Corporation leases from Lumbermens 32,000 sq. ft. in Long Grove, Illinois. See the two notes captioned "Related-party transactions" and "Commitments and contingent liabilities" on page 66. The Company believes its current and planned facilities are adequate for its present needs.

ASSET MANAGEMENT SEGMENT

KFS leases 530,000 sq. ft. of office space in Chicago, Illinois. Most of this space is leased through December 31, 1996. In early 1995, KFS executed a 15-year lease for 300,000 sq. ft. of replacement office space in Chicago effective January 1, 1997. KSvC leases 230,000 sq. ft. in Kansas City, Missouri. INVEST leases 38,500 sq. ft. in Tampa, Florida. The companies comprising this segment also rent office space in various other locations from which they transact business.

LIFE INSURANCE SEGMENT

FKLA and KILICO lease from Lumbermens 78,000 sq. ft. of office space in Long Grove, Illinois. KILICO also has utilized 43,000 sq. ft. of office space presently leased by KFS in Chicago, although virtually all of this space is expected to be eliminated in 1997 in connection with KFS' recently executed lease.

SECURITIES BROKERAGE SEGMENT

KSI leases 241,000 sq. ft. of office space (and an additional 36,000 sq. ft. of warehouse space) in Chicago, Illinois; 115,000 sq. ft. in one location in Houston, Texas; 41,000 sq. ft. in two locations in Cleveland, Ohio; 30,000 sq. ft. in one location in Los Angeles, California; 118,000 sq. ft. in two locations in Milwaukee, Wisconsin; 38,000 sq. ft. in two locations in New York City; and 705,000 sq. ft. in 137 other locations nationwide. KSI owns a 153,000 sq. ft. building in Denver, Colorado. KCC shares office space with KSI in Milwaukee. Beta leases 44,000 sq. ft. in Milwaukee.

REAL ESTATE SEGMENT

The real estate subsidiaries utilize portions of KFS' facilities in Chicago. KREMCO leases 29,000 sq. ft. from MLP ventures primarily in LaFayette, California.

(All sq. ft. figures in this ITEM 2 are approximate.)

ITEM 3. LEGAL PROCEEDINGS

As previously reported, in 1992 the Staff of the SEC commenced an investigation into certain of the Company's real estate-related accounting practices and related disclosures. The Company fully cooperated throughout the Staff's investigation which has now concluded. The Company and the Staff have had settlement discussions respecting this matter, and the Company currently anticipates that this matter will be resolved with respect to the Company in the second quarter of 1995 with the filing of an administrative proceeding.

ASSET MANAGEMENT SEGMENT

In the first quarter of 1995, the Company reached an agreement to settle the previously reported class action styled Tabankin, et al. v. Kemper Short-Term Global Income Fund, et al., which was originally filed in 1993 in federal court in the Northern District of Illinois on behalf of various investors in the Kemper Short-Term Global Income Fund and the Short-Term Global Income Portfolio of Kemper Investment Portfolios. The settlement is subject to court approval.

SECURITIES BROKERAGE SEGMENT

In December 1993, a federal district court in Portland, Oregon entered judgment on a May 1993 jury verdict against Boettcher & Company, a predecessor firm of KSI, in a class action lawsuit filed in 1988 by persons who purchased securities of Melridge, Inc. between November 1983 and 1987. If upheld on appeal, the judgment could result in liability of up to approximately $57 million, depending on various factors including the amount of written claims filed by class members and allowed by the court, exclusive of any interest and attorneys' fees that may be awarded on certain claims. In its verdict, the jury found Boettcher 30 percent at fault for violations of federal and state securities laws in connection with certain public offerings of Melridge common stock and convertible debentures, as well as secondary market transactions in both securities. Certain former Melridge executives were found 30 percent at fault for the violations, and other defendants who had settled with the plaintiffs were found 40 percent at fault. KSI has appealed the judgment and intends to vigorously pursue all available legal remedies.

In the opinion of the Company's management, based on the advice of legal counsel, the resolution of the preceding and other pending legal proceedings is not expected to have a material adverse effect on the Company and its subsidiaries taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1994, the Company held its previously postponed 1994 annual meeting of stockholders. At the meeting on December 23, 1994, the stockholders reelected management's four nominees to the board of directors and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1994. See the section captioned "Annual Meeting of Stockholders" in Kemper's Current Report on Form 8-K/A filed February 6, 1995 and incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
AS OF MARCH 1995

          NAME, AGE AND
      PRESENT POSITIONS WITH               PRESENT OFFICER POSITIONS WITH
        KEMPER CORPORATION                 PRINCIPAL KEMPER SUBSIDIARIES              PRIOR BUSINESS EXPERIENCE
--------------------------------------------------------------------------------------------------------------------
DAVID B. MATHIS (56)                                                              President and Chief Operating
Chairman of the Board and Chief                                                   Officer of Kemper from May 1990 to
Executive Officer since February                                                  September 1992. Executive Vice
1992 and Director since January                                                   President of Kemper from May 1989
1989.                                                                             to May 1990.
--------------------------------------------------------------------------------------------------------------------
STEPHEN B. TIMBERS (50)                  Chairman of the Board, President         Chief Investment Officer of Kemper
President and Chief Operating            and Chief Executive Officer of KFC       from May 1991 to May 1993. Senior
Officer since September 1992 and         since March 1995. Chairman and           Executive Vice President of KFS
Director since May 1992.                 Chief Executive Officer of KFS           from March 1990 to November 1993,
                                         since February 1995.                     and Chief Investment Officer of
                                                                                  KFS from March 1990 to May 1993.
--------------------------------------------------------------------------------------------------------------------
JOHN H. FITZPATRICK (38)                 Executive Vice President and Chief       Senior Vice President of Kemper
Executive Vice President since May       Financial Officer of KFC since           from May 1990 to May 1993. Vice
1993, Chief Financial Officer            January 1994. Senior Vice                President of FKLA and KILICO from
since May 1990 and Director              President and Chief Financial            March 1993 to May 1994. Vice
since May 1990.                          Officer of FKLA and KILICO since         President of Kemper from July 1986
                                         May 1994.                                to May 1990.
--------------------------------------------------------------------------------------------------------------------
JAMES R. BORIS (50)                      Chairman of the Board and Chief          Chairman of the Board and Chief
Executive Vice President since           Executive Officer of KSI since           Executive Officer of INVEST from
January 1994.                            August 1990. Executive Vice              May 1989 to July 1991.
                                         President of KFC since March 1990.
--------------------------------------------------------------------------------------------------------------------
JOHN B. SCOTT (50)                       Chairman of the Board and Chief
Executive Vice President since           Executive Officer of FKLA since
January 1994.                            April 1988 and of KILICO since
                                         February 1992. President of FKLA
                                         since May 1987 and of KILICO since
                                         November 1993. Executive Vice
                                         President of KFC since January
                                         1994.
--------------------------------------------------------------------------------------------------------------------
ALAN J. BALTZ (58)                                                                Controller of Lumbermens from
Senior Vice President since May                                                   November 1980 to May 1990.
1990.
--------------------------------------------------------------------------------------------------------------------
KATHLEEN A. GALLICHIO (40)               Corporate Counsel of KFC since May       Corporate Counsel of Kemper from
Senior Vice President since              1990 and of FKLA and KILICO since        May 1990 to May 1991. Assistant
January 1994, General Counsel            May 1992. Corporate Secretary of         General Counsel of Lumbermens from
since May 1991 and Corporate             KFC and FKLA since May 1990 and of       April 1989 to May 1990.
Secretary since May 1990.                KILICO since May 1992.
--------------------------------------------------------------------------------------------------------------------
JOSEPH R. SITAR (49)                     Chief Accounting Officer of KFC          Vice President and Comptroller of
Senior Vice President and Chief          since January 1994. Principal            American Life Insurance Company
Accounting Officer since January         Accounting Officer of FKLA and           from October 1989 to January 1994.
1994.                                    KILICO since May 1994.
--------------------------------------------------------------------------------------------------------------------
JOHN W. BURNS (43)                       Treasurer of KFC since January           Principal Accounting Officer of
Treasurer since May 1990.                1994, of FKLA since May 1990 and         Kemper from May 1990 to January
                                         of KILICO since May 1992.                1994. Assistant Treasurer of
                                                                                  Kemper from January 1989 to May
                                                                                  1990. Chief Accounting Officer of
                                                                                  KFC from January 1993 to January
                                                                                  1994. Accounting Officer of Kemper
                                                                                  from October 1986 to January 1989.
--------------------------------------------------------------------------------------------------------------------

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION.

The common stock of Kemper is traded on the NYSE under the symbol KEM. The following table shows the range of high and low sales prices for each quarterly period during 1994, 1993 and 1992:

                                                                 1994              1993              1992
                                                             -------------     -------------     -------------
                                                             HIGH     LOW      HIGH     LOW      HIGH     LOW
                                                             ----     ----     ----     ----     ----     ----
4th Quarter...............................................   $ 61     $35 3/4  $41 5/8  $33 1/8  $30 1/8  $21 1/2
3rd Quarter...............................................     62 1/2  58 1/8   42 1/4   32 7/8   27 1/4   20 3/4
2nd Quarter...............................................     64 5/8  55 5/8   42 3/4   32 1/4   30 7/8   23 1/4
1st Quarter...............................................     62 1/8  35 3/8   43       26 1/8   46 1/8   30 3/4

(B) HOLDERS.

At March 1, 1995, there were approximately 12,200 holders of record of Kemper common stock. This number includes approximately 6,000 persons who hold shares only through the Kemper Corporation Dividend Reinvestment and Stock Purchase Plan.

(C) DIVIDENDS.

Kemper has paid quarterly cash dividends on its common stock since 1968. The annual dividend paid in each of 1994, 1993 and 1992 was $.92 per share, or $.23 per quarter. While it is the intention of the directors to continue quarterly cash dividends, future declarations and the amounts of such dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition, its capital requirements and general business conditions.

RESTRICTIONS ON DIVIDENDS

The Second Restated Certificate of Incorporation, as amended, of Kemper restricts its ability to pay cash dividends on its common stock by requiring the prior payment of all cumulative and current cash dividends on the outstanding shares of its preferred stock. See the note captioned "Preferred stock" on page 53.

As a Delaware corporation, Kemper may only declare and pay dividends from its surplus or from its net profits for the fiscal year in which the dividends are declared and/or the preceding year.

Dividend distributions to stockholders from an insurance company are restricted by state insurance laws. In Illinois, where Kemper's life insurance subsidiaries are domiciled, if such dividend, together with other distributions during the 12 preceding months, would exceed the greater of (a) ten percent of the insurer's surplus as regards policyholders as of the preceding December 31, or (b) the statutorily adjusted net income for the preceding calendar year, then such proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. In Illinois, insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains.

Dividend distributions from securities brokerage and asset management firms are restricted by federal and state securities laws, the rules or regulations thereunder and/or the rules and regulations of exchanges of which the firms are members. The Company's registered broker-dealer and investment adviser subsidiaries cannot lawfully pay dividends that would either reduce their respective net capital amounts below the minimum amounts required or cause certain net capital decreases without prior regulatory approval.

Additional information relative to dividend restrictions may be found in the note captioned "Stockholders' equity-- retained earnings" on page 71.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the Company for the five years ended December 31, 1994. Such information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in ITEM 8 of this Annual Report on Form 10-K.

                                                       1994           1993            1992            1991            1990
                                                    -----------    -----------     -----------     -----------     -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE BY CATEGORY
  Asset management................................  $   429,551    $   515,702     $   525,058     $   492,390     $   476,693
  Life insurance..................................      687,584        726,518         688,448         803,378         824,641
  Securities brokerage............................      529,970        673,732         677,464         663,721         620,708
  Real estate.....................................       (9,547)      (338,077)       (309,274)        (57,479)        (21,446)
  Other operations and corporate..................       14,108         31,937          12,946          12,753          27,288
  Eliminations....................................      (49,845)       (60,638)        (90,918)        (98,920)        (98,621)
                                                    -----------    -----------     -----------     -----------     -----------
         Total revenue............................  $ 1,601,821    $ 1,549,174     $ 1,503,724     $ 1,815,843     $ 1,829,263
                                                     ==========     ==========      ==========      ==========      ==========
NET INCOME (LOSS) BY CATEGORY,
  EXCLUDING REALIZED INVESTMENT GAIN (LOSS)
  Asset management................................  $    69,334    $    99,087     $    88,288     $    85,000     $    58,072
  Life insurance..................................      139,199         90,171          44,943          92,748          93,382
  Securities brokerage............................       (2,238)        (3,640)        (38,433)          6,233        (181,657)
  Real estate.....................................      (32,030)       (59,330)        (34,193)        (19,357)        (16,324)
  Other operations and corporate..................      (35,414)       (30,014)        (29,962)        (17,552)         (9,439)
                                                    -----------    -----------     -----------     -----------     -----------
         Total continuing operations..............  $   138,851    $    96,274     $    30,643     $   147,072     $   (55,966)
                                                     ==========     ==========      ==========      ==========      ==========
  Primary per share...............................  $      3.34    $      1.81     $       .63     $      3.06     $     (1.16)
                                                     ==========     ==========      ==========      ==========      ==========
  Fully diluted per share.........................  $      3.34    $      1.88     $       .63     $      3.06     $     (1.16)
                                                     ==========     ==========      ==========      ==========      ==========
NET INCOME (LOSS) BY CATEGORY
  Asset management................................  $    50,029    $    99,087     $    88,288     $    85,000     $    58,072
  Life insurance..................................       90,182         79,777         (25,451)         45,795          74,581
  Securities brokerage............................       (2,238)        (3,640)        (38,433)          6,233        (181,657)
  Real estate.....................................      (18,021)      (257,753)       (209,117)        (40,789)        (16,324)
  Other operations and corporate..................      (34,239)       (18,755)        (29,962)        (20,176)         (4,530)
                                                    -----------    -----------     -----------     -----------     -----------
         Total continuing operations..............       85,713       (101,284)       (214,675)         76,063         (69,858)
  Discontinued operations.........................        5,727        336,771          11,275         128,476          81,735
                                                    -----------    -----------     -----------     -----------     -----------
         Net income (loss)........................  $    91,440    $   235,487     $  (203,400)    $   204,539     $    11,877
                                                     ==========     ==========      ==========      ==========      ==========
Average common and equivalent
  shares outstanding..............................       34,488         42,830          48,840          48,094          48,431
                                                     ==========     ==========      ==========      ==========      ==========
NET INCOME (LOSS) PER SHARE
  Primary
  Continuing operations...........................  $      1.80    $     (2.80)    $     (4.39)    $      1.58     $     (1.44)
  Discontinued operations.........................         0.17           7.86             .23            2.67            1.69
                                                    -----------    -----------     -----------     -----------     -----------
         Net income (loss)........................  $      1.97    $      5.06     $     (4.16)    $      4.25     $       .25
                                                     ==========     ==========      ==========      ==========      ==========
  Fully diluted
  Continuing operations...........................  $      1.80    $     (2.36)    $     (4.39)    $      1.58     $     (1.44)
  Discontinued operations.........................         0.17           7.23             .23            2.67            1.69
                                                    -----------    -----------     -----------     -----------     -----------
         Net income (loss)........................  $      1.97    $      4.87     $     (4.16)    $      4.25     $       .25
                                                     ==========     ==========      ==========      ==========      ==========
FINANCIAL SUMMARY
Total assets......................................  $13,153,967    $14,038,125     $13,176,275     $13,104,581     $12,163,954
                                                     ==========     ==========      ==========      ==========      ==========
Total long-term obligations and redeemable
  securities......................................  $   392,004    $   439,798     $   265,467     $   320,018     $   245,238
                                                     ==========     ==========      ==========      ==========      ==========
Stockholders' equity..............................  $ 1,257,357    $ 1,618,987     $ 1,766,114     $ 1,838,526     $ 1,625,909
                                                     ==========     ==========      ==========      ==========      ==========
Book value per common share.......................  $     26.06    $     38.24     $     33.77     $     37.92     $     34.20
                                                     ==========     ==========      ==========      ==========      ==========
Cash dividends declared and paid per
  common share....................................  $       .92    $       .92     $       .92     $       .92     $       .92
                                                     ==========     ==========      ==========      ==========      ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1994, Kemper faced both an unsolicited suitor and an unsuccessful merger agreement. The resulting distractions and uncertainties negatively impacted certain of the Company's operations. The board of directors has directed Kemper management to take all appropriate actions to maximize value for stockholders.

RESULTS OF OPERATIONS

The following table is a summary of the Company's results by category, for the three years ended December 31, 1994, 1993 and 1992:

SUMMARY OF INCOME (LOSS) BY CATEGORY
(IN MILLIONS)

                                                   1994                                      1993                          1992
                                     ---------------------------------   --------------------------------------------   -----------
                                                      NET                 OPERATING                 NET                  OPERATING
                                                    REALIZED     NET     EARNINGS(1)              REALIZED      NET     EARNINGS(1)
                                      OPERATING    INVESTMENT   INCOME      BEFORE       SFAS    INVESTMENT   INCOME      BEFORE
                                     EARNINGS(1)   RESULTS(2)   (LOSS)     SFAS 109     109(3)   RESULTS(2)   (LOSS)     SFAS 106
                                     -----------   ----------   ------   ------------   ------   ----------   -------   -----------
Asset management...................    $  69.3       $(19.3)    $50.0       $ 98.2      $ 0.9      $   --     $  99.1     $  90.3
Life insurance.....................      139.2        (49.0)     90.2         87.5        2.7       (10.4)       79.8        46.2
Securities brokerage...............       (2.2)          --      (2.2)         1.8       (5.5)         --        (3.7)      (28.4)
Real estate........................      (32.0)        14.0     (18.0)       (53.6)      (5.7)     (198.4)     (257.7)      (34.2)
Other..............................      (35.4)         1.1     (34.3)       (25.7)      (4.3)       11.2       (18.8)      (28.8)
                                       -------       ------     -----       ------      -----      ------     -------     -------
 Continuing operations.............      138.9        (53.2)     85.7        108.2      (11.9)     (197.6)     (101.3)       45.1
Discontinued operations............         --          5.7       5.7          4.8       14.4       317.6       336.8        19.2
                                       -------       ------     -----       ------      -----      ------     -------     -------
       Total.......................    $ 138.9       $(47.5)    $91.4       $113.0      $ 2.5      $120.0     $ 235.5     $  64.3
                                       =======       ======     =====       ======      =====      ======     =======     =======

                                                1992
                                     -----------------------------
                                                 NET
                                               REALIZED      NET
                                      SFAS    INVESTMENT   INCOME
                                     106(4)   RESULTS(2)   (LOSS)
                                     ------   ----------   -------
Asset management...................  $ (2.0)   $     --    $  88.3
Life insurance.....................    (1.3)      (70.4)     (25.5)
Securities brokerage...............   (10.0)         --      (38.4)
Real estate........................      --      (174.9)    (209.1)
Other..............................    (1.2)         --      (30.0)
                                     ------    --------    -------
 Continuing operations.............   (14.5)     (245.3)    (214.7)
Discontinued operations............   (12.5)        4.6       11.3
                                     ------    --------    -------
       Total.......................  $(27.0)   $ (240.7)   $(203.4)
                                     ======    ========    =======

---------------

(1) Net income (loss) excluding realized investment results. See the discussion captioned "INVESTMENTS--Net investment income" on page 39.

(2) See the table on page 55 in the note captioned "Invested assets and related income." Also see the discussion captioned "INVESTMENTS--Realized investment results" on page 40.

(3) Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 109, which changed the method of accounting for deferred income taxes.

(4) Effective January 1, 1992, the Company adopted SFAS 106, which changed the method of accounting for certain postretirement benefits.

CONTINUING OPERATIONS

Operating earnings from continuing operations totaled $138.9 million in 1994, compared with $96.3 million and $30.6 million in 1993 and 1992, respectively. As reflected in the table above, results for 1993 and 1992 include adjustments to reflect the cumulative effects of changes in accounting principles. Primary operating earnings per share from continuing operations rose to $3.34 in 1994, compared with $1.81 in 1993 and $.63 in 1992.

In 1994, operating earnings of the asset management segment declined, largely due to market conditions in a rising interest rate environment which contributed to a lower level of assets under management. This decline, however, was more than offset by the substantial earnings increase in the life insurance segment, primarily reflecting a continuation of improved spreads (between investment income and benefits credited to policyholders) and better mortality results. The securities brokerage segment's 1994 operating loss decreased slightly from the 1993 level. This segment too was impacted by adverse market conditions. The real estate segment's operating loss declined significantly in 1994 as a result of sales, refinancings and restructurings.

All segments other than real estate showed improvements in 1993 over 1992. The improved operating results of the asset management and securities brokerage segments reflected then better stock, bond and credit market conditions, although securities brokerage results were adversely impacted by litigation-related expenses in both 1993 and 1992 and tax adjustments in 1992. In 1993, as in 1994, the life insurance segment accounted for most of the increase in the Company's operating earnings. Real estate joint venture operating losses adversely affected the life insurance segment in 1992 and the real estate segment in 1993 and 1992.

The other operations and corporate category consists of the holding company income and expenses of both Kemper and KFC. This category reported an operating loss of $35.4 million for 1994, compared with $25.7 million and $28.8 million in 1993 and 1992, respectively, before changes in accounting principles. The 1994 after-tax results included $7.3 million of expenses related to a proxy contest and a now-terminated merger agreement.

Net income from continuing operations for 1994 totaled $85.7 million, compared with net losses of $101.3 million and $214.7 million for 1993 and 1992, respectively. The net realized investment loss of $53.2 million in 1994 included a $39.7 million loss in connection with a portfolio repositioning in the life insurance segment and a $19.3 million Orange County-related charge in the asset management segment. The realized investment losses of $197.6 million and $245.3 million in 1993 and 1992, respectively, were primarily the result of real estate-related investment losses. (See "INVESTMENTS" on page 32.)

TOTAL OPERATIONS

Including discontinued operations, the Company's net income totaled $91.4 million for 1994, compared with net income of $235.5 million in 1993 and a net loss of $203.4 million in 1992.

Discontinued operations primarily include the Company's former primary property-casualty insurance, reinsurance and risk management subsidiaries, all of which were divested in 1993. Net income from this category for 1994 totaled $5.7 million, compared with $336.8 million and $11.3 million in 1993 and 1992, respectively. The 1993 results included $296.8 million of gains on the sales of discontinued operations. (See the note captioned "Discontinued operations" on page 56.)

Net income (loss) per share in the following segment discussions is on a primary basis.

ASSET MANAGEMENT

The asset management segment consists of KFS and its subsidiaries, including INVEST and KSvC.

SELECTED FINANCIAL HIGHLIGHTS
(IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31
                                                                                  ----------------------------
                                                                                   1994       1993       1992
                                                                                  ------     ------     ------

STATEMENT OF INCOME
Investment management fees......................................................  $215.4     $238.3     $223.5
Commission income...............................................................    71.5       99.3      117.7
Distribution and redemption fees................................................    68.2       75.0       75.6
Transfer agent revenue..........................................................    74.7       68.8       55.4
Investment and other income.....................................................    29.4       34.3       52.9
Realized investment loss, due to Orange County-related charge...................   (29.7)        --         --
                                                                                  ------     ------     ------
          Total revenue.........................................................   429.5      515.7      525.1
                                                                                  ------     ------     ------
Operating expenses..............................................................   263.2      293.8      297.1
Commission expense..............................................................    73.2      113.5      130.6
Deferral of mutual fund commissions and sales expense...........................   (36.7)     (71.1)     (79.8)
Amortization of deferred mutual fund commissions and sales expense..............    57.3       48.0       40.0
                                                                                  ------     ------     ------
          Total expenses........................................................   357.0      384.2      387.9
                                                                                  ------     ------     ------
Earnings before income tax and changes in accounting............................    72.5      131.5      137.2
Income tax......................................................................    22.5       33.3       46.9
                                                                                  ------     ------     ------
          Income before changes in accounting...................................    50.0       98.2       90.3
Changes in accounting...........................................................      --        0.9       (2.0)
                                                                                  ------     ------     ------
          Net income............................................................  $ 50.0     $ 99.1     $ 88.3
                                                                                  ======     ======     ======
Realized investment loss, net of tax, due to Orange County-related charge.......  $(19.3)        --         --
                                                                                  ======     ======     ======
Operating earnings..............................................................  $ 69.3     $ 99.1     $ 88.3
                                                                                  ======     ======     ======
Per share:
  Operating earnings............................................................  $ 2.01     $ 2.31     $ 1.81
                                                                                  ======     ======     ======
  Net income....................................................................  $ 1.45     $ 2.31     $ 1.81
                                                                                  ======     ======     ======

The asset management segment's operating earnings in 1994 decreased $29.8 million from the 1993 level. Operating earnings decreased primarily because of reduced management and distribution fees, lower commission income and higher amortization of commissions and sales expenses. These income reductions were partially offset by increased transfer agent revenues and reduced operating and commission expenses. In addition, the effective tax rate for 1994 was greater than for 1993, as 1993 benefited from reassessments of certain tax issues totaling $13.0 million.

In 1994, the segment's net income was $19.3 million less than its operating earnings due to an Orange County-related charge. Five non-government, taxable, money market mutual funds managed by KFS hold a total of $198.0 million of Orange County, California notes which mature July 10, 1995. Orange County filed for bankruptcy in December 1994. The Company has established a letter of credit arrangement pursuant to which the Company will bear the risk of loss associated with the money market mutual funds' investments in these notes. To date, Orange County has made the monthly interest payments on the notes. In connection with the credit enhancement of the Orange County notes, the Company recorded a $29.7 million charge in the fourth quarter of 1994 ($19.3 million after tax). (See the note captioned "Commitments and contingent liabilities" on page 66.) In March 1995, the five Kemper money market funds commenced litigation against the underwriter of the notes seeking rescission of their purchases and other relief.

In 1993, the segment's net income rose $10.8 million from 1992 because of increased management and transfer agent fee revenue and lower operating and commission expenses. These 1993 revenue increases were partially offset by lower commission income and investment and other income.

The 1994 decrease of $22.9 million in investment management fees was primarily due to a $4.6 billion reduction in total average assets of KFS' mutual funds, resulting in a decrease in fees of approximately $11.6 million. The 1994 decrease in such fees also reflects the loss of fees from funds managed by Selected Financial Services, Inc. ("Selected"). In 1993 and 1992, Selected's fee revenue was $2.1 million and $6.9 million, respectively, and effective May 1, 1993, a third-party manager was appointed for the Selected funds. In addition, beginning January 1, 1994, revenue from real estate management fees are reported in the real estate segment. The real estate management fee revenue was approximately $9.7 million and $5.3 million in 1993 and 1992, respectively.

The 1993 increase of $14.8 million in investment management fee revenue was primarily attributable to the growth in bond and stock mutual fund assets under management, which have higher management fee rates (in terms of basis points) than money market fund assets under management.

In 1994, commission income decreased $27.8 million due to lower sales of most products. At INVEST, the segment's principal producer of commission revenue, commissions on sales of mutual fund products declined $30.5 million in 1994 from 1993. In addition, INVEST had reductions in commission revenue during 1994 on stock, bond and unit investment trust transactions due to lower sales. Partially offsetting these reductions were increased commissions on annuity products of $6.9 million in 1994 over 1993 due to increased sales. In 1993, the segment's commission income decreased $18.4 million compared to 1992, after increasing $26.3 million in 1992, a year when the asset management operations earned record commissions from strong sales of traditional load mutual funds.

Distribution and redemption fee revenue decreased $6.8 million in 1994 compared with 1993. Distribution fees, based on assets managed in KFS' spread load mutual funds, declined approximately $13.1 million during 1994 as spread load assets declined due to market depreciation, redemptions of mutual fund shares and conversions of spread load assets to front-end load shares which are exempt from distribution fees. Distribution fees were down $2.2 million in 1993 from 1992 as a larger percentage of spread load assets became exempt from the fees. In both 1994 and 1993, the declines in distribution fees were partially offset by receipt of contingent deferred sales charges from redemption activity.

In 1994, transfer agent revenue increased $5.9 million primarily due to increased shareholder transaction volumes on Kemper mutual funds, as well as from client and account growth at KSvC's wholly owned subsidiary, SSC, which has provided transfer agent services to non-affiliated mutual fund groups. In March 1995, KSvC executed a definitive agreement to sell the business operations of SSC. (See "ASSET MANAGEMENT SEGMENT" in ITEM 1(c) on page 4.) SSC accounted for approximately $8.7 million of the Company's transfer agent revenue in 1994.

In 1993, transfer agent revenue increased $13.4 million primarily due to a rise in the number of mutual fund shareholder accounts and related transaction activity. The 1994 and 1993 transfer agent amounts included $5.1 million and $5.2 million, respectively, in fiduciary fee revenue. Previously, the fiduciary fees were retained by Investors Fiduciary Trust Company ("IFTC"), formerly a 50 percent-owned investee of KFS. (See the note captioned "Unconsolidated investees" on page 57.) On January 31, 1995, KFS sold its 50 percent interest in IFTC to State Street Boston Corporation ("State Street") in exchange for 2,986,111 shares of State Street common stock with a market value of $98.2 million at the date of sale. IFTC accounted for $6.5 million of this segment's after-tax operating earnings in 1994.

Certain affiliates in the securities brokerage and life insurance segments reduced their use of data processing and operations services of KSvC beginning late in 1992. As a result, other income in 1994 and 1993 declined approximately $6.6 million and $13.6 million, respectively. Such decreases were partially offset by reductions in related operating expenses.

Operating expenses decreased by $30.6 million in 1994 from the 1993 level. Expense reductions of approximately $7.2 million occurred in advertising, literature and sales promotion of mutual fund products, and personnel expenses decreased approximately $3.5 million, as fixed expense increases were more than offset by reductions in production-related compensation due to lower sales. Litigation-related expenses were $17.8 million lower in 1994, primarily due to a $10.0 million legal settlement in 1993 related to option trading activity in 1987. In addition, operating expenses declined due to the above-mentioned KSvC service reductions, the accounting for real estate management expenses in the real estate segment beginning in 1994, and expense reductions realized with the closing of Selected's operations. In 1994, KFS incurred approximately $1.0 million in registration and filing fees for the implementation of the multiple class mutual fund structure and approximately $2.4 million in connection with Kemper's merger agreement which was terminated in November 1994.

Operating expenses decreased by $3.3 million in 1993, compared with 1992, despite the above-mentioned legal settlement in 1993. The 1993 decrease was primarily due to the above-mentioned KSvC service reductions, lower data processing maintenance expenses and reduced advertising and sales promotion expenses. Advertising and promotional expenses decreased $9.9 million in 1993, compared with 1992 when the segment was heavily promoting its no-load mutual fund business managed by Selected. Selected generated approximately $2.0 million and $6.7 million of net losses in the Company's asset management results during 1993 and 1992, respectively. In 1993, personnel expenses increased approximately $8.6 million, in part due to increased staffing for transfer agent operations, real estate investment management and systems development. Overall, however, the segment reduced its employee head count by 8.3 percent in 1993.

Commission expense decreased in 1994 and 1993, compared with 1992, due to lower sales, with a related decrease in the deferral of mutual fund commissions and sales expense. Amortization of deferred mutual fund commission and sales expense increased in 1994 and 1993, compared with 1992. This increase was due to increased redemption activity of

KFS' 12b-1 spread load mutual fund products in 1994 and 1993, market value declines of these products in 1994, and increased deferral of commissions and sales expenses in 1992.

ASSETS UNDER MANAGEMENT
(IN BILLIONS)

                                                                                              DECEMBER 31
                                                                                         ---------------------
                                                                                         1994    1993    1992
                                                                                         -----   -----   -----
Mutual funds:
     Bond..............................................................................  $20.6   $25.7   $24.6
     Stock.............................................................................    8.7     9.4     8.4
     Money market......................................................................   12.2    12.3    15.1
Investment advisory....................................................................    4.7     4.7     4.3
Kemper Corporation affiliates..........................................................    9.6     9.8    10.7
Kemper National Insurance Companies....................................................    6.9     7.4     6.2
                                                                                         -----   -----   -----
          Total assets under management................................................  $62.7   $69.3   $69.3
                                                                                         =====   =====   =====

Bond and stock mutual fund assets under management decreased $5.8 billion from year-end 1993 to year-end 1994, primarily due to net redemptions and market value declines. Bond and stock mutual fund assets under management increased $2.1 billion in 1993 over 1992 due to investment performance and $0.7 billion of sales, net of redemptions. Redemptions of stock and bond mutual funds totaled $6.1 billion in 1994, compared with $4.2 billion in 1993 and $3.3 billion in 1992. Bond mutual funds made up 77 percent of the redemption volume in 1994, largely caused by rising interest rates. Stock and bond mutual funds had asset depreciation of approximately $1.4 billion in 1994, compared with asset appreciation of $3.1 billion and $1.1 billion in 1993 and 1992, respectively. In 1994 and 1993, sales of bond mutual funds, particularly taxable bond mutual funds, and sales of stock mutual funds fell from the record 1992 levels. Sales of stock mutual funds represented 44 percent of total stock and bond fund sales in 1994, up from 35 percent in 1993 and 32 percent in 1992. Assets under management also reflected the 1993 loss of approximately $1.0 billion of assets (primarily stock mutual funds) previously managed by Selected.

As sales of bond and stock mutual funds declined in 1993 and more so in 1994, they also represented a smaller percentage of industry wide sales based on Investment Company Institute ("ICI") data. The Company's share of the industry's non-money market mutual fund assets was 1.68 percent at December 31, 1994, 2.19 percent at December 31, 1993 and 2.77 percent at December 31, 1992. The decrease in market share primarily reflects increasing competition from securities brokerage and advisory firms, as well as from financial institutions, all emphasizing sales of their proprietary products. In addition, market share was impacted by mutual fund performance in an environment adverse to KFS' growth stock investment orientation.

Money market fund assets under management were virtually flat in 1994 compared with 1993. Movement was volatile in 1994, however, as money fund assets under management peaked at $12.8 billion in April, decreased to $12.2 billion in June, returned to the $12.8 billion level in November, and declined back to $12.2 billion in December. During 1993 and 1992, Kemper money market fund assets decreased because of the lower interest rate environment, and late in 1993, a non-affiliated broker withdrew its $1.5 billion money market account. Based on ICI data, the Company's money funds' market share declined to 1.99 percent at December 31, 1994 from 2.18 percent at December 31, 1993 and 2.72 percent at December 31, 1992, due in part to the loss of the previously mentioned account and to increased competition.

In 1994, Kemper Corporation affiliates' and the Kemper National Insurance Companies' assets under management decreased from 1993 by $0.2 billion and $0.5 billion, respectively. Contributing to these decreases were reductions of real estate-related assets (managed by the real estate segment) totaling $0.3 billion for Kemper Corporation affiliates and $0.2 billion for KNIC. The 1993 decline in assets managed for Kemper Corporation affiliates reflected the transfer of $0.7 billion of the invested assets of reinsurance companies acquired by KNIC from Kemper and the $0.7 billion of invested assets of primary property-casualty insurance companies sold by Kemper in 1993 to companies which were not KFS clients.

LIFE INSURANCE

The life insurance segment consists of FKLA, KILICO and their subsidiaries.

SELECTED FINANCIAL HIGHLIGHTS
(IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31
                                                                                  ----------------------------
                                                                                   1994       1993       1992
                                                                                  ------     ------     ------
STATEMENT OF INCOME
Investment income...............................................................  $519.1     $500.5     $568.6
Premium revenue.................................................................   151.8      152.6      135.9
Other income....................................................................    92.0       84.1       79.7
Realized investment loss........................................................   (75.4)     (10.7)     (95.8)
                                                                                  ------     ------     ------
          Total revenue.........................................................   687.5      726.5      688.4
                                                                                  ------     ------     ------
Benefits to policyholders.......................................................   474.6      514.3      598.1
Commissions, taxes, licenses and fees...........................................    70.3       74.8       98.7
Operating expenses..............................................................    54.4       52.8       72.7
Deferral of policy acquisition costs............................................  (113.9)    (104.5)    (124.3)
Amortization of deferred policy acquisition costs...............................    59.2       60.4       66.8
                                                                                  ------     ------     ------
          Total benefits and expenses...........................................   544.6      597.8      712.0
                                                                                  ------     ------     ------
Earnings (loss) before income tax and changes in accounting.....................   142.9      128.7      (23.6)
Income tax......................................................................    52.7       51.6        0.6
                                                                                  ------     ------     ------
          Net income (loss) before changes in accounting........................    90.2       77.1      (24.2)
Changes in accounting...........................................................      --        2.7       (1.3)
                                                                                  ------     ------     ------
          Net income (loss).....................................................  $ 90.2     $ 79.8     $(25.5)
                                                                                  ======     ======     ======
Realized investment loss, net of tax............................................  $(49.0)    $(10.4)    $(70.4)
                                                                                  ======     ======     ======
Operating earnings..............................................................  $139.2     $ 90.2     $ 44.9
                                                                                  ======     ======     ======
Per share:
  Operating earnings............................................................  $ 4.03     $ 2.10     $ 0.92
                                                                                  ======     ======     ======
  Net income (loss).............................................................  $ 2.61     $ 1.86     $(0.52)
                                                                                  ======     ======     ======

The life insurance segment reported improved net income in 1994 and 1993. The improvement in 1994 was primarily the result of increases in spread income, favorable mortality results, an increase in other income and an increase in the net deferral of policy acquisition costs. These improvements were partially offset by higher realized investment losses in 1994, compared with 1993. The improvement in 1993 net income, compared with 1992, was primarily the result of lower realized investment losses, increases in spread income, favorable mortality results and reductions in operating expenses.

The segment's after-tax realized investment results included real estate-related losses of $25.6 million, $65.8 million and $74.3 million for 1994, 1993 and 1992, respectively, write-downs and restructurings of certain below investment-grade securities totaling $0.1 million, $17.2 million and $27.5 million for 1994, 1993 and 1992, respectively, and other net realized investment losses from the sale of fixed maturity investments of $23.3 million in 1994 and other net realized investment gains of $72.6 million and $31.4 million for 1993 and 1992, respectively. The fixed maturity losses generated in 1994 arose primarily from the sale of $868.7 million of fixed maturity investments, consisting of lower yielding investment-grade corporate securities and collateralized mortgage obligations, related to a repositioning of the segment's fixed maturity investment portfolio in September 1994. The $810.6 million of proceeds from the repositioning, together with $325.0 million of cash and short-term investments, were reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. (See "INVESTMENTS" on page 32.)

Operating earnings for the life insurance segment improved in 1994 and 1993, compared with 1992, primarily due to increased spread income and favorable mortality results. Continuing a strategy implemented during 1992, the life insurance segment improved spread income by reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products in 1993 and through most of 1994. Such reductions in crediting rates occurred as overall interest rates declined. Operating earnings improved as crediting rates declined at a faster rate than the segment's investment income. Beginning in late 1994, as a result of rising interest rates and other competitive market factors, the life insurance segment increased crediting rates on these products. Although the life insurance segment continues to manage spread revenue, further increases in crediting rates could adversely impact future operating earnings but could also help to improve sales and the overall persistency of such products.

Investment income was positively impacted in 1994 and 1993, compared with 1992, from the benefits of capital contributions to the segment and reductions in the level of nonperforming real estate-related investments, primarily from the sales of certain real estate-related investments to the Company's real estate subsidiaries. These sales totaled $222.8 million in 1994, $447.1 million in 1993 and $192.3 million in 1992 and resulted in no realized gain or loss to the segment. Investment income in 1994 also benefited from rising investment yields on new money, the above-mentioned repositioning of the segment's investment portfolio and an $8.7 million pre-tax adjustment related to the amortization of the discount or premium on mortgage-backed securities. Investment income for 1994, 1993 and 1992 has been impacted by a shift over the last several years to higher-quality, lower yielding investments and foregone income on nonperforming investments. Investment income in 1993, compared with 1992, was also reduced by a 1992 reinsurance transaction which transferred $515.7 million of policyholder liabilities and the related invested assets. (See the note captioned "Reinsurance" on page 65.)

LIFE INSURANCE SALES
(IN MILLIONS)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                    --------------------------
                                                                                     1994     1993      1992
                                                                                    ------   ------   --------
Annuities:
  General account.................................................................  $269.4   $322.2   $  572.7
  Separate account................................................................   250.7    263.7      275.9
                                                                                    ------   ------   --------
          Total annuities.........................................................   520.1    585.9      848.6
Life insurance:
  Term and other..................................................................   154.5    153.0      148.7
  Interest-sensitive..............................................................    77.7     79.2       79.7
                                                                                    ------   ------   --------
          Total life insurance....................................................   232.2    232.2      228.4
                                                                                    ------   ------   --------
          Total sales.............................................................  $752.3   $818.1   $1,077.0
                                                                                    ======   ======   ========

Sales of term and other life insurance products include both renewal premiums and new product sales. Despite a slight decline in the average premium per new policy for term life products in 1994, premium revenue increased in each of the last three years due to increasing renewal premiums. The segment issued new life insurance business in 1994 of $17.2 billion in face amount, down slightly from $17.5 billion in 1993 and $21.5 billion in 1992, due in part to competitive conditions in recent years and uncertainty concerning the Company's ownership in 1994. Total life insurance in force grew to $97.5 billion at December 31, 1994, compared with $91.3 billion and $84.2 billion at December 31, 1993 and 1992, respectively.

The decreases over the last three years in general account (fixed annuity) sales and interest-sensitive life insurance sales reflected the Company's continuing strategy to direct sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for the Company as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in 1994 and 1993, compared with 1992, due to competitive conditions in certain distribution channels, in part reflecting the life insurance subsidiaries' financial strength and performance ratings as well as the underlying investment fund performance, reflecting the economic environment of rising interest rates and overall poor stock and bond market conditions.

Included in other income are administrative fees received from the segment's separate account products of $20.8 million in 1994, compared with $18.1 million and $14.3 million in 1993 and 1992, respectively. Administrative fee revenue increased in each of the last three years due to growth in average separate account assets. Other income also included surrender charge revenue of $13.4 million in 1994, compared with $11.8 million and $11.5 million in 1993 and 1992, respectively. The higher level of surrender charge revenue reflected an increase in policyholder withdrawals, primarily as a result of the planned reductions in crediting rates on fixed annuities and rising interest rates. The segment's crediting rate increases in 1994 were designed to reduce the level of future withdrawals. Other income in 1992 also included a $12.0 million ceding commission resulting from the earlier described reinsurance transaction.

Commissions, taxes, licenses and fees were lower in 1994, compared with 1993 and 1992, primarily reflecting lower annuity sales and reduced guaranty fund assessments. Expenses for such assessments totaled $0.0, $8.1 million and $11.0 million in 1994, 1993 and 1992, respectively. (See "LIFE INSURANCE SEGMENT--Guaranty association assessments" in ITEM 1(c) on page 10.)

The higher level of deferral of policy acquisition costs in 1994, compared with 1993, reflected an increase in the amount of imputed interest capitalized due to improvements in projected future revenue streams primarily as a result of the decline in the level of nonperforming real estate-related investments. The amortization of policy acquisition costs was favorably impacted by $13.9 million pre-tax during 1994 due to the repositioning of the segment's investment portfolio. The repositioning favorably impacted the amortization of policy acquisition costs because it resulted in current realized investment losses as well as an increase in projected future net investment income, which together are expected to increase the segment's projected future estimated gross profits in later years. Excluding the effects of the repositioning, the amortization of policy acquisition costs increased in 1994, compared with 1993 and 1992, primarily as a result of improved net income during 1994. The amortization in 1992 included approximately $22.5 million of additional amortization as a result of the above-mentioned reinsurance transaction.

Operating expenses in 1994, compared with 1993, increased only slightly, despite a 16.1 percent increase in the number of term life insurance policies sold, as a result of expense control and the integration of the two life insurance subsidiaries' operations and management beginning in 1992. Primarily as a result of the integration of the two life companies, operating expenses in 1993 declined by approximately 27 percent, compared with the 1992 level.

Since year-end 1990, the Company has taken many steps to improve the earnings, financial strength and competitive marketing position of its life insurance subsidiaries. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $862.2 million of certain real estate-related investments to the Company's real estate subsidiaries through December 31, 1994, third-party sales and refinancings of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of any indebtedness, and capital contributions of $275.8 million through December 31, 1994. The statutory surplus ratio for the segment improved to 10.3 percent at December 31, 1994 from 9.2 percent at December 31, 1993, 7.9 percent at December 31, 1992 and 1991, and 5.4 percent at year-end 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

INVESTED ASSETS AND CASH
(IN MILLIONS)

                                                                                 DECEMBER 31
                                                                  -----------------------------------------
                                                                        1994                     1993
                                                                  ----------------         ----------------
    Cash and short-term investments.............................  $  313       4.4%        $  571       7.2%
    Fixed maturities:
      Investment-grade:
         NAIC (1) Class 1.......................................   3,860      53.7          3,548      44.6
         NAIC (1) Class 2.......................................   1,139      15.8          1,557      19.5
      Performing below investment-grade (2).....................     196       2.7            222       2.8
    Equity securities...........................................      24        .3            100       1.2
    Joint venture mortgage loans (3)(4).........................     540       7.5            993      12.5
    Third-party mortgage loans (3)(4)...........................     397       5.5            145       1.8
    Other real estate-related investments (4)...................     297       4.1            405       5.1
    Other.......................................................     426       6.0            424       5.3
                                                                  ------     -----         ------     -----
              Total (5).........................................  $7,192     100.0%        $7,965     100.0%
                                                                  ======     =====         ======     =====

---------------

(1) National Association of Insurance Commissioners ("NAIC")
    -- Class 1 = A- and above
    -- Class 2 = BBB- through BBB+

(2) Excludes $57 million, or 0.8 percent, and $143 million, or 1.8 percent, at December 31, 1994 and 1993, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan where the Company has disposed of its related equity interest in that venture.

(4) See table captioned "Summary of gross and net real estate investments" on page 33.

(5) See "INVESTMENTS" on page 32.

OTHER SELECTED BALANCE SHEET DATA
(IN MILLIONS)

                                                                                              DECEMBER 31
                                                                                          -------------------
                                                                                           1994        1993
                                                                                          -------     -------
Deferred insurance acquisition costs....................................................  $   697     $   623
Assets of separate accounts.............................................................    1,871       1,883
Total assets............................................................................   10,736      11,577
Life policy benefits, net of ceded reinsurance..........................................    7,129       7,381
Unrealized gain (loss) on investments...................................................     (322)        153
Stockholders' equity....................................................................      738       1,136

SECURITIES BROKERAGE

The securities brokerage segment primarily consists of KSI and KCC.

SELECTED FINANCIAL HIGHLIGHTS
(IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31
                                                                                  ----------------------------
                                                                                   1994       1993       1992
                                                                                  ------     ------     ------
STATEMENT OF INCOME
Commissions.....................................................................  $356.1     $467.0     $469.2
Interest and dividend income....................................................    73.8       74.1       80.9
Securities gains, net...........................................................    17.6       42.6       41.2
Investment banking fees.........................................................    19.6       24.5       28.3
Other income....................................................................    62.9       65.5       57.9
                                                                                  ------     ------     ------
          Total revenue.........................................................   530.0      673.7      677.5
                                                                                  ------     ------     ------
Production-related compensation.................................................   205.3      262.1      270.8
Other operating expenses........................................................   292.6      366.2      381.2
Interest expense................................................................    44.8       46.9       53.0
                                                                                  ------     ------     ------
          Total expenses........................................................   542.7      675.2      705.0
                                                                                  ------     ------     ------
Loss before income tax..........................................................   (12.7)      (1.5)     (27.5)
Income tax (benefit)............................................................   (10.5)      (3.3)       0.9
                                                                                  ------     ------     ------
          Income (loss) before changes in accounting............................    (2.2)       1.8      (28.4)
Changes in accounting...........................................................      --       (5.5)     (10.0)
                                                                                  ------     ------     ------
          Net loss..............................................................  $ (2.2)    $ (3.7)    $(38.4)
                                                                                  ======     ======     ======
Net loss per share..............................................................  $(0.06)    $(0.08)    $(0.79)
                                                                                  ======     ======     ======

The securities brokerage segment reported decreasing net losses in 1994 and 1993, compared with 1992. The net losses for 1993 and 1992 include supplemental additions to the segment's litigation reserves of $19.8 million after tax and $13.2 million after tax, respectively. These reserve additions were based on management's evaluation of pending legal matters in light of then-current information. Subsequently, the segment settled certain significant litigation matters within established reserves. The 1994 results included benefits of $5.5 million from reevaluation of the segment's tax liabilities. The 1993 results included a charge of $5.5 million for the adoption of SFAS 109, and the 1992 results included an $11.0 million federal tax expense related to various tax issues.

Reflective of the generally weak market conditions experienced throughout the industry in 1994, total securities brokerage revenue for the year decreased $143.7 million, or 21 percent, from the 1993 level. Market conditions coupled with uncertainty surrounding the Company's ownership in 1994 led to lower than anticipated production per investment consultant (registered representative) and lower revenue related to stock and bond underwriting activities. Commissions revenue decreased $110.9 million in 1994 from the 1993 level. Commissions in 1993 approximated the 1992 level.

In 1994 and early 1995, the segment has continued reconfiguring its operating units to focus on key business opportunities. This resizing is planned to include adjustments to production-related compensation arrangements later in 1995. Despite ongoing ownership uncertainty, the securities brokerage segment also plans to continue to recruit investment consultants and has initiated a program to attract producers specializing in sales of packaged products, including mutual funds managed by KFS.

Securities gains revenue declined approximately $25 million in 1994 from the 1993 and 1992 levels, primarily reflecting the tightening in the credit markets resulting from rising interest rates as well as significant market volatility. In contrast, 1993 and 1992 saw generally strong credit markets, particularly within the tax-exempt and mortgage-backed arenas. Investment banking fees decreased $4.9 million, from $24.5 million in 1993 to $19.5 million in 1994, primarily due to reduced municipal underwriting activity. Investment banking fees were $28.3 million in 1992, a result of increased activity industry wide and KSI's greater level of participation in both corporate and public finance offerings.

Interest and dividend income remained relatively flat in 1994 compared with 1993. Due to the market volatility in 1994, the segment reduced its securities inventory, resulting in reduced interest income, which was offset by increased earnings from margin accounts due to higher interest rates. Despite higher rates, interest expense decreased slightly in 1994, due to reduced borrowings from the parent company due to conversion of debt to equity. The $6.8 million decrease in interest and dividend income in 1993, compared with 1992, was offset by a corresponding decrease in interest expense of $6.1 million. These reductions were due to both lower interest rates and the disposition of mortgage-backed securities and related bonds in a special purpose subsidiary in 1993.

Excluding the $30 million pre-tax supplemental addition to the legal reserve in 1993, total expenses in 1994 decreased $102.5 million from the 1993 level, largely as a result of decreased production-based compensation and a continued focus on cost containment. Total expenses declined $29.8 million in 1993 when compared with 1992, primarily the result of a cost containment program. Excluding supplemental additions to legal reserves in 1993 and 1992, total expenses decreased $39.8 million in 1993.

Production-related compensation decreased $56.8 million in 1994 due to lower commission expense, a direct result of lower commission revenue, and reduced production-based compensation accruals. Production-related compensation decreased $8.7 million in 1993, compared with 1992, primarily the result of a reorganization of investment banking operations. Other operating expenses declined $43.5 million in 1994 as the benefits of a cost containment program took effect. Specifically, when comparing 1994 and 1993, non-production compensation, occupancy, equipment, electronic communication, professional services and general administrative expenses have all declined. In addition, other expenses decreased in part due to lower litigation-related expenses. However, the full savings impact of the above-mentioned resizing is not expected to be realized until 1995. The decline in other operating expenses of $15.0 million in 1993 compared with 1992 is due in large part to a $7.8 million reduction in non-production-related compensation and benefits.

Continued weak industry conditions and uncertainty as to the Company's ownership have had an adverse impact on securities brokerage operating results since March 1994. The Company is proceeding with its cost control program and resizing the organization. The segment's employee head count decreased 6.9 percent in 1994 and 10.9 percent in 1993.

REAL ESTATE

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. Loans held by these subsidiaries are subordinate to loans held by the Company's life insurance subsidiaries.

SELECTED FINANCIAL HIGHLIGHTS
(IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31
                                                                     -----------------------------------------
                                                                      1994             1993             1992
                                                                     -------          -------          -------
STATEMENT OF INCOME
Joint venture operating losses.....................................  $ (46.2)         $ (81.4)         $ (56.3)
Investment income and other........................................     15.0              6.5             10.9
Realized investment gain (loss)....................................     21.6           (263.1)          (263.9)
                                                                     -------          -------          -------
          Total revenue............................................     (9.6)          (338.0)          (309.3)
                                                                     -------          -------          -------
Operating expenses.................................................     15.6              4.0              6.7
Interest expense...................................................      2.8              4.1              0.8
                                                                     -------          -------          -------
          Total expenses...........................................     18.4              8.1              7.5
                                                                     -------          -------          -------
Loss before income tax benefit.....................................    (28.0)          (346.1)          (316.8)
Income tax benefit.................................................    (10.0)           (94.1)          (107.7)
                                                                     -------          -------          -------
          Net loss before changes in accounting....................    (18.0)          (252.0)          (209.1)
Changes in accounting..............................................       --             (5.7)              --
                                                                     -------          -------          -------
          Net loss.................................................  $ (18.0)         $(257.7)         $(209.1)
                                                                     ========         ========         ========
Realized investment gain (loss), net of tax expense (benefit)......  $  14.0          $(198.4)         $(174.9)
                                                                     ========         ========         ========
Operating loss.....................................................  $ (32.0)         $ (59.3)         $ (34.2)
                                                                     ========         ========         ========
Per share:
  Operating loss...................................................  $ (0.93)         $ (1.39)         $ (0.70)
                                                                     ========         ========         ========
  Net loss.........................................................  $ (0.52)         $ (6.02)         $ (4.28)
                                                                     ========         ========         ========

The $35.2 million decline in joint venture operating losses in 1994 was primarily due to sales, refinancings and restructurings that were completed with respect to certain joint ventures, reducing the level of operating losses the Company was required to record. In 1994, such sales included real estate investment trust ("REIT") transactions (see the real estate portfolio table on page 34), and such restructurings included a transaction in which the interest payment terms of certain loans held by Fidelity Life Association and Lumbermens Mutual Casualty Company and its affiliates were amended, effective January 1, 1994, to make interest payments contingent on cash being available. This restructuring transaction reduced joint venture operating losses in 1994 by $9.2 million. In this restructuring transaction, the Company similarly amended interest payment terms on $187.1 million of its nonaccrual loans, and this amendment had no financial statement impact.

An increased level of joint venture nonaccrual loans also reduced the Company's share of joint venture interest expense in 1994 versus the 1993 level. This in turn reduced the level of losses recorded by the Company, since the Company makes an adjustment to its joint venture operating losses to reflect nonaccrual loans of these same ventures.

Equity investments in certain joint ventures were accounted for in the insurance company subsidiaries in first-half 1992 before the equity was transferred to the real estate subsidiaries. The segment's acquisition of these assets, along with the Company's treatment of certain loans as equity investments in real estate (see "INVESTMENTS--Real estate-related investments" on page 33), accounted for most of the $25.1 million increase in joint venture operating losses in 1993 over the 1992 level. Also in 1993, the Company began recognizing 100 percent of the operating results of certain joint ventures.

Investment and other income increased in 1994, with a corresponding increase in operating expenses, because real estate management fee income and expenses were recorded in the real estate segment beginning January 1, 1994, whereas previously they were included in the asset management segment. In 1994, this segment recorded $1.1 million of real estate management fee revenue from managing real estate assets of KNIC. Such assets are being managed by a third party beginning January 1, 1995.

Investment and other income decreased in 1993, with a corresponding decrease in operating expenses, as Kemper Real Estate Management Company became 50 percent owned and unconsolidated in connection with the formation of a master limited partnership with Lumbermens. (See "INVESTMENTS--Real estate concentrations" beginning on page 35.) This segment's interest expense, which was primarily paid to the Company's life insurance subsidiaries, decreased in 1994 after increasing in 1993, reflecting lower settlement costs related to the levels of asset purchases from the life insurance subsidiaries. (See "LIQUIDITY AND CAPITAL RESOURCES" on page 41.)

In 1994, sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of the real estate segment's additions to reserves and write-downs. In particular, a sale of equity investments in certain multifamily residential properties to a REIT in the third quarter of 1994 resulted in the real estate segment recording realized investment gains of $15.0 million pre-tax. In 1993 and 1992, however, the realized investment losses reflected greater increases to reserves and write-downs. The segment also realizes a greater portion of the Company's additions to its provisions for real estate-related losses, because of the real estate subsidiaries' increased holdings of loans that are subordinate to loans held by the life insurance subsidiaries.

The following table reflects selected balance sheet data of the real estate segment:

SELECTED BALANCE SHEET DATA
(IN MILLIONS)

                                                                                                 DECEMBER 31
                                                                                                -------------
                                                                                                1994     1993
                                                                                                ----     ----
Cash and short-term investments...............................................................  $ 15     $ 13
Joint venture mortgage loans (1)..............................................................    84       60
Third-party mortgage loans (1)................................................................    21        9
Other real estate related investments (1).....................................................    39     (135)
Other.........................................................................................     5        4
                                                                                                ----     ----
          Total invested assets and cash (2)..................................................  $164     $(49)
                                                                                                =====    =====
Net deferred federal tax asset................................................................  $ 83     $168
Total assets..................................................................................   387      187
Long-term debt................................................................................    13       13
Stockholders' equity..........................................................................   330      163

---------------
(1) See the table captioned "Summary of gross and net real estate investments" on page 33.

(2) See "INVESTMENTS" on the following page.

INVESTMENTS

The Company's invested assets predominately reflect investments of its life insurance and real estate subsidiaries. The Company's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written by its life insurance subsidiaries. The Company's subsidiaries make shifts in their investment portfolios depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions.

INVESTED ASSETS AND CASH
(IN MILLIONS)

                                                                                     DECEMBER 31
                                                                      -----------------------------------------
                                                                            1994                     1993
                                                                      ----------------         ----------------
Cash and short-term investments.....................................  $  581       7.6%        $  967      11.6%
Fixed maturities:
  Investment-grade:
     NAIC (1) Class 1...............................................   3,861      50.7          3,548      42.6
     NAIC (1) Class 2...............................................   1,139      14.9          1,558      18.7
  Performing below investment-grade (2).............................     201       2.6            227       2.7
Equity securities...................................................      25       0.3             99       1.2
Joint venture mortgage loans (3)....................................     616       8.1          1,053      12.6
Third-party mortgage loans (3)......................................     418       5.5            154       1.8
Other real estate-related investments...............................     336       4.4            272       3.3
Other...............................................................     445       5.9            447       5.5
                                                                      ------     -----         ------     -----
          Total (4).................................................  $7,622     100.0%        $8,325     100.0%
                                                                      ======     =====         ======     =====

---------------

(1) National Association of Insurance Commissioners ("NAIC").
    -- Class 1 = A- and above
    -- Class 2 = BBB- through BBB+

(2) Excludes $168 million, or 2.2 percent, and $171 million, or 2.0 percent, at December 31, 1994 and 1993, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan where the Company has disposed of its related equity interest in that venture.

(4) See the note captioned "Financial instruments--off-balance-sheet risk" on page 67.

FIXED MATURITIES

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded within a separate component of stockholders' equity, net of any applicable income tax effect. The aggregate unrealized depreciation was $333.9 million, or $9.70 per share, at December 31, 1994, compared with unrealized appreciation of $120.6 million, net of tax, or $3.67 per share, at December 31, 1993. The Company has not recorded a deferred tax benefit for the aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

During each of the last three years, the Company repositioned its fixed maturity investments and increased the relative and absolute levels of investment-grade fixed maturities and cash and short-term investments held. At December 31, 1994, investment-grade fixed maturities and cash and short-term investments accounted for 73.2 percent of the Company's invested assets and cash, compared with 72.9 percent at December 31, 1993. Approximately 73 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at year-end 1994, up from 62 percent at year-end 1993.

Approximately 50.2 percent of the Company's investment-grade fixed maturities at December 31, 1994 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that the Company's investments in mortgage-backed securities predominately date from recent years, the current rise in interest rates is not expected to cause any material unanticipated extension of the average maturities of these investments. With the exception of the Company's September 1994 purchases of such investments (see "RESULTS OF OPERATIONS--Life insurance" above), most of these investments were purchased by the Company at discounts. Prepayment activity on such securities is not expected to result in any material losses to the Company because prepayment would generally accelerate the reporting of the discounts as investment income. Many of the Company's September 1994 purchases were at a premium. Prepayments resulting from a decline in interest rates would accelerate the amortization of premiums on such purchases which would result in reductions of investment income related to such securities. At December 31, 1994, the Company has unamortized discounts and premiums of $43.8 million and $15.4 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of the Company's investments in mortgage-backed securities, the Company believes that the associated risk can be managed without material adverse consequences on its financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6) (representing securities of 15 issuers at December 31, 1994) totaled less than three percent of cash and invested assets at year-end 1994 and 1993. (See the note captioned "Invested assets and related income" on page 54.) Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, the Company significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance marketplace. The Company's below investment-grade holdings decreased through sales, maturities, restructurings, market value adjustments and write-downs.

REAL ESTATE-RELATED INVESTMENTS

The $1.37 billion real estate portfolio held by the Company's continuing operations constituted 18.0 percent of cash and invested assets at December 31, 1994, compared with $1.48 billion, or 17.7 percent, at December 31, 1993. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company has taken ownership positions in joint ventures with a small number of partners. (See the notes captioned "Unconsolidated investees" and "Concentration of credit risk" on pages 57 and 59, respectively.)

SUMMARY OF GROSS AND NET REAL ESTATE INVESTMENTS
(IN MILLIONS)

                                                                                 DECEMBER 31
                                                       ----------------------------------------------------------------
                                                                    1994                              1993
                                                       ------------------------------    ------------------------------
                                                                   LIFE        REAL                  LIFE        REAL
                                                                 INSURANCE    ESTATE               INSURANCE    ESTATE
                                                       TOTAL      SEGMENT     SEGMENT    TOTAL      SEGMENT     SEGMENT
                                                       ------    ---------    -------    ------    ---------    -------
Investments before reserves, write-downs, foreign
  currency translation adjustments and net joint
  venture operating losses:
Joint venture mortgage loans.........................  $  687     $   542      $ 145     $1,306     $ 1,121      $ 185
Third-party mortgage loans...........................     461         440         21        154         145          9
Other real estate-related investments................   1,163         427        736      1,092         484        608
                                                       ------    ---------    -------    ------    ---------    -------
          Subtotal...................................   2,311       1,409        902      2,552       1,750        802
Reserves.............................................    (183)        (55)      (128)      (446)        (89)      (357)
Write-downs..........................................    (504)       (107)      (397)      (299)        (96)      (203)
Foreign currency translation adjustments.............     (36)         --        (36)       (56)         --        (56)
Cumulative net operating losses of joint ventures
  owned..............................................    (218)        (21)      (197)      (272)        (22)      (250)
                                                       ------    ---------    -------    ------    ---------    -------
          Net real estate investments................  $1,370     $ 1,226      $ 144     $1,479     $ 1,543      $ (64)
                                                       ======     =======     ======     ======     =======     ======

As reflected in the table on the following page, the Company has continued to fund both existing projects and legal commitments. The future legal commitments were $510.8 million at December 31, 1994. This amount represented a net decrease of $126.0 million since year-end 1993, largely due to fundings in 1994. (The commitments also reflect an asset guarantee of $55.8 million related to the 1993 sale of Kemper Reinsurance Company. See the note captioned "Discontinued operations" on page 56.) As of December 31, 1994, the Company expects to fund approximately $194.4 million of these commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which the Company does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in the Company's evaluation of reserves and write-downs. (See the note captioned "Financial instruments--off-balance-sheet risk" on page 67.)

Generally, at the inception of a real estate loan, the Company anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although the Company is not legally committed to do so. As a result of the continued weakness in real estate markets and fairly restrictive lending practices by other lenders in this environment, the Company expects that all or most loans maturing in 1995 will be rolled over, restructured or foreclosed.

Excluding the $78.7 million of real estate owned and the $89.0 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $1,381.0 million at December 31, 1994, after reserves and write-downs. Of this amount, $847.8 million are on accrual status with a weighted average interest rate of approximately 7.7 percent. Of these accrual loans, 57.9 percent have terms requiring current periodic payments of their full contractual interest, 28.8 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 13.3 percent defer all interest to maturity.

The deficit in equity investments in real estate, at December 31, 1994, consisted of $110.5 million of loans to Spanish projects (described on page 35), $67.8 million of unsecured loans to joint ventures treated as equity investments, a $230.7 million deficit in the Company's other equity investments in joint ventures and reserves of $36.6 million. The deficit includes the Company's share of periodic operating results. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned included $73.6 million of deeds in lieu of foreclosure and $5.1 million of certain purchased properties at December 31, 1994. Real estate owned was net of $132.6 million of write-downs at December 31, 1994.

REAL ESTATE PORTFOLIO
(IN MILLIONS)

                                                               OTHER REAL ESTATE-RELATED INVESTMENTS
                                        MORTGAGE LOANS      --------------------------------------------
                                       -----------------                             REAL
                                        JOINT     THIRD-                  OTHER     ESTATE     EQUITY
                                       VENTURE    PARTY     BONDS(4)     LOANS(5)   OWNED    INVESTMENTS    TOTAL
                                       --------   ------    --------     --------   ------   -----------   --------
Balance at December 31, 1993.........  $1,053.4   $153.9     $174.2      $  114.5   $ 78.2     $ (94.7)    $1,479.5(1)
Additions (deductions):
Fundings.............................      48.4     31.3       51.3          60.9     17.4       110.3        319.6
Interest added to principal..........       1.9      6.8         --           0.3       --          --          9.0
Sales/paydowns/distributions.........     (98.5)   (16.6)     (63.4)        (31.8)   (31.5)      (52.5)      (294.3)
REIT(2)..............................     (93.4)      --      (15.9)        (11.7)      --        (2.4)      (123.4)
Maturities...........................     (13.1)   (18.8)      (7.3)       (106.8)      --          --       (146.0)
Rollovers at maturity:
  Principal..........................      13.1     18.8        7.3         106.8       --          --        146.0
  Interest...........................       1.7       --         --           4.3       --          --          6.0
Operating loss.......................        --       --         --            --       --       (48.4)       (48.4)
Transfers to real estate owned.......     (51.0)   (19.0)        --         (32.7)   102.7          --           --
Realized investment gain (loss)(3)...      63.2    (59.6)      22.8          43.0    (65.5)      (19.5)       (15.6)
Net transfers from joint venture to
  third-party mortgages..............    (281.5)   281.5         --            --       --          --           --
Other transactions, net..............     (28.0)    40.0        1.3          29.4    (22.6)       18.2         38.3
                                       --------   ------    -------      --------   ------   ---------     --------
Balance at December 31, 1994.........  $  616.2   $418.3     $170.3      $  176.2   $ 78.7     $ (89.0)    $1,370.7(6)
                                       ========   ======    =======      ========   ======   =========     ========

---------------

(1) Net of $744.1 million reserve and write-downs. Excludes $80.7 million of real estate-related accrued interest.

(2) Reflects the 1994 formation of Prime Retail, Inc., a retail properties REIT affiliated with the Prime Group, Inc. See "Real estate concentrations" below.

(3) See the note captioned "Invested assets and related income" on page 54.

(4) The Company's real estate-related bonds, all of which are presently rated below investment-grade, are generally unsecured and were issued to the Company by real estate finance or development companies generally to provide financing for the Company's joint ventures for such purposes as land acquisition, construction/development, refinancing debt, interest and other operating expenses.

(5) The other real estate loans are notes receivable evidencing financing primarily to joint ventures, for purposes similar to those funded by real estate-related bonds.

(6) Net of $686.6 million reserve and write-downs. Excludes $56.3 million of real estate-related accrued interest.

As reflected in the preceding table, cash received by the Company from sales/paydowns/distributions and REIT transactions in 1994 exceeded the Company's cash fundings in 1994 by $98.1 million. Cash received from sales/paydowns/distributions and refinancings in 1993 exceeded the Company's cash fundings in 1993 by $181.6 million.

REAL ESTATE CONCENTRATIONS

The Company's real estate portfolio is distributed by geographic location and property type, as shown in the following two tables:

GEOGRAPHIC DISTRIBUTION
AS OF DECEMBER 31, 1994

Illinois.................................................................. 28.0%
California................................................................. 27.2
Texas...................................................................... 10.0
Spain......................................................................  7.9
Hawaii.....................................................................  4.6
Ohio.......................................................................  4.6
Colorado...................................................................  2.7
Washington.................................................................  2.5
Florida....................................................................  2.0
Other(1)................................................................... 10.5
     Total................................................................100.0%

DISTRIBUTION BY PROPERTY TYPE
AS OF DECEMBER 31, 1994

Office.................................................................... 26.5%
Land....................................................................... 21.8
Retail..................................................................... 11.8
Industrial................................................................. 11.3
Hotel......................................................................  9.7
Residential................................................................  5.9
Apartment..................................................................  5.2
Mixed use..................................................................  2.3
Other......................................................................  5.5
     Total................................................................100.0%

---------------

(1) No other single location exceeded 2.0 percent.

Real estate markets have been depressed in recent periods in areas where most of the Company's real estate portfolio is located. Approximately half of the Company's real estate holdings are in California and Illinois. Southern California shows signs of improvement, although real estate market conditions there have continued to be worse than in many other areas of the country. Northern California and Illinois currently reflect some stabilization and improvement.

At December 31, 1994, the Company's real estate portfolio also included $110.5 million of loans carried as equity investments in real estate (net of $196.3 million of cumulative write-downs, $35.9 million of foreign currency translations and $39.8 million of cumulative operating losses) related to land for office and retail development and residential projects located in Barcelona, Spain. Such equity investments in Spain totaled $149.8 million at December 31, 1993, after accounting for fundings by Company subsidiaries of $151.3 million during 1993. The Spanish projects accounted for $55.5 million of net fundings, $102.0 million of write-downs, $20.7 million of foreign currency translation gains, operating losses of $7.8 million and dispositions of $5.7 million during 1994 and represented approximately 7.9 percent of the Company's real estate portfolio at December 31, 1994. These investments, which began in the late 1980s, accounted for $19.3 million of the December 31, 1994 off-balance-sheet legal commitments, of which the Company expects to fund approximately $14.1 million.

Undeveloped land, including the Spanish projects, represented approximately 21.8 percent of the Company's real estate portfolio at December 31, 1994. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including the Company's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially.

At December 31, 1994, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $403.8 million, or 29.5 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). (See the note captioned "Unconsolidated investees" on page 57.) This amount reflects $194.0 million in fundings during 1994 and $261.8 million in 1993. The Company also received cash, from Prime Group-related sales/paydowns/distributions and REIT transactions, totaling $204.7 million in 1994 and $64.8 million in 1993. Prime Group-related commitments accounted for $224.3 million of the off-balance-sheet legal commitments at December 31, 1994, of which the Company expects to fund $44.7 million.

Effective January 1, 1993, the Company formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. As MLP partners, the Company and Lumbermens have participated in funding certain cash needs of the MLP projects. During 1994, the Company provided $98.4 million of fundings to the MLP projects, compared with fundings of $103.9 million in 1993. The Company also received cash from MLP-related sales/paydowns/distributions and refinancings of $166.3 million in 1994 and $215.0 million in 1993. At December 31, 1994, projects in the MLP accounted for $117.1 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund $104.9 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. The Company records 50 percent of the operating results of the ventures held by the MLP. Of the Company's real estate portfolio at December 31, 1994, approximately $422.9 million, or 30.9 percent, represented loans to and investments in MLP-owned ventures.

Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interests in ventures in which Bedford, the Company, Lumbermens and their respective subsidiaries previously shared ownership interests. Bedford was released from certain recourse liabilities owed to the MLP, the ventures, Lumbermens, the Company and certain of their respective subsidiaries. Because the Company's reserve methodology does not take any credit for such recourse and because the Company in 1993 had already been recording 50 percent of the operating results of the related ventures, this transaction, which simplified the management of the Company's portfolio, did not have any material adverse impact on the Company's results of operations or financial condition.

PROVISIONS FOR REAL ESTATE-RELATED LOSSES

The Company monitors its real estate portfolio and identifies changes in the relevant real estate marketplaces, the economy and each borrower's circumstances. The Company establishes its provisions for real estate-related losses (both reserves and write-downs) on the basis of its valuations of the related real estate, estimated in light of current economic conditions and calculated in conformity with SFAS 114. (See the discussion of SFAS 114 on page 51 in the note captioned "Summary of significant accounting policies".) The Company evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Because the Company's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

The deficit in (i.e., the negative carrying value of) the Company's equity investments in real estate is considered in the Company's periodic evaluations of, and serves to reduce the level of, its provisions for real estate-related losses. In 1994, because certain negative carrying values were eliminated due to the sales or transfers of the Company's interests in the corresponding joint ventures, the Company generally added to its provisions for real estate-related losses an amount equal to most of the gains from such sales and transfers.

The Company decreased the net amount of its real estate reserves and writedowns in 1994, primarily reflecting sales and transfers to third parties. While the real estate subsidiaries as equity owners recognized gains on sales and other transactions during 1994, additions to reserves and increases in write-downs have affected both the life insurance segment (where most of the Company's loans are held) and the real estate segment. The Company's real estate reserve was allocated as follows:

REAL ESTATE RESERVE
(IN MILLIONS)

                                           JOINT VENTURE
                                          AND THIRD-PARTY             OTHER REAL ESTATE-
                                          MORTGAGE LOANS              RELATED INVESTMENTS                  TOTAL
                                       ---------------------         ---------------------         ---------------------
                                         LIFE         REAL             LIFE         REAL             LIFE         REAL
                                       INSURANCE     ESTATE          INSURANCE     ESTATE          INSURANCE     ESTATE
                                        SEGMENT      SEGMENT          SEGMENT      SEGMENT          SEGMENT      SEGMENT
                                       ---------     -------         ---------     -------         ---------     -------
Balance at 12/31/92..................   $  85.3      $  16.9           $28.9       $ 217.1          $ 114.2      $ 234.0
1993 change in reserve...............     (31.4)       111.7             6.9          10.2            (24.5)       121.9
                                       ---------     -------         ---------     -------         ---------     -------
Balance at 12/31/93..................      53.9        128.6            35.8         227.3             89.7        355.9
1994 change in reserve...............     (28.8)       (67.8)           (6.0)       (159.8)           (34.8)      (227.6)
                                       ---------     -------         ---------     -------         ---------     -------
Balance at 12/31/94..................   $  25.1      $  60.8           $29.8       $  67.5          $  54.9      $ 128.3
                                        =======       ======         =======       =======          =======      =======

In addition to the reserve, the Company's provision for real estate-related losses (on assets held at the respective period end) included cumulative write-downs (both by the Company and including the Company's share of write-downs by joint ventures) totaling $503.4 million (life insurance segment, $106.7 million; real estate segment, $396.7 million) at December 31, 1994, and $298.5 million (life insurance segment, $96.0 million; real estate segment, $202.5 million) at December 31, 1993. The 1994 decrease in reserves was primarily due to write-downs which increased in 1994 as reserves for general real estate risks were allocated to certain specific loans and equity investments in real estate, particularly with respect to investments in land (including the Spanish projects). In 1993, the Company's real estate reserve and write-downs increased primarily due to declining valuations in the Company's real estate portfolio. The declining valuations in 1993 reflected the Company's view, based on economic data then available, that there will be slower than previously anticipated economic growth in the future and therefore slower absorption of real estate, particularly undeveloped land. Due to the Company's assessment for slower economic growth, its plans with respect to certain projects were changed to reflect deferrals of their commencement or completion.

REAL ESTATE OUTLOOK

The Company's real estate experience could continue to be adversely affected by overbuilding and weak economic conditions in certain real estate markets and by fairly restrictive lending practices by banks and other lenders. Stagnant or worsening economic conditions in the areas in which the Company has made loans, or additional adverse information becoming known to the Company through its regular reviews or otherwise, could result in higher levels of problem loans or potential problem loans, reductions in the value of real estate collateral and adjustments to the real estate reserve. The Company's net income and stockholders' equity could be materially reduced in future periods if real estate market conditions remain stagnant or worsen in areas where the Company's portfolio is located.

Current conditions in the real estate markets have been adversely affecting the financial resources of certain of the Company's joint venture partners. Every partner, however, remains active in the control of its respective joint ventures. In evaluating a partner's ability to meet its financial commitments, the Company considers the amount of all applicable debt and the value of all properties within that portion of the Company's portfolio consisting of loans to and investments in joint ventures with such partner. In 1993, the Company began recognizing 100 percent of the operating results of certain joint ventures. The additional operating results are being recorded primarily by the Company's real estate subsidiaries, which are the equity holders in such ventures.

The following table is a summary of the Company's troubled real estate-related investments:

TROUBLED REAL ESTATE-RELATED INVESTMENTS
(BEFORE RESERVES AND WRITE-DOWNS, EXCEPT FOR REAL ESTATE OWNED)
(IN MILLIONS)

                                                                            DECEMBER 31
                                            ---------------------------------------------------------------------------
                                                          1994                                      1993
                                            --------------------------------         ----------------------------------
                                              LIFE         REAL                        LIFE         REAL
                                            INSURANCE     ESTATE                     INSURANCE     ESTATE
                                             SEGMENT      SEGMENT     TOTAL           SEGMENT      SEGMENT      TOTAL
                                            ---------     -------     ------         ---------     -------     --------
Potential problem loans(1)................   $  76.8      $   0.1     $ 76.9          $  20.2      $    --     $   20.2
Past due loans(2).........................        --           --         --              6.1           --          6.1
Nonaccrual loans(3).......................     380.9        352.2      733.1            755.8        372.0      1,127.8
Restructured loans(4)
  (currently performing)..................      53.0          0.7       53.7             59.1          0.4         59.5
Real estate owned(5)......................      63.2         15.5       78.7             71.1          7.1         78.2
                                            ---------     -------     ------         ---------     -------     --------
          Total(6)(7).....................   $ 573.9      $ 368.5     $942.4          $ 912.3      $ 379.5     $1,291.8
                                             =======       ======     ======          =======       ======     ========

---------------

(1) These are real estate-related investments where the Company, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which the Company anticipates may go into nonaccrual, past due or restructured status.

(2) Interest more than 90 days past due but not on nonaccrual status.

(3) The Company does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. The 1994 decrease in nonaccrual loans primarily reflected sales and foreclosures as well as write-offs of certain fully reserved loans.

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

(5) Real estate owned is carried at fair value and includes deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $132.6 million and $29.3 million at December 31, 1994 and 1993, respectively.

(6) Total reserves and cumulative write-downs on properties owned at December 31, 1994 (excluding fair value adjustments to real estate owned) were 58.8 percent of total troubled real estate-related investments and 28.8 percent of the Company's total real estate portfolio before reserves and write-downs.

(7) Equity investments in real estate are not defined as part of, and therefore are not taken into account in calculating, total troubled real estate because the negative carrying value of equity investments would reduce the total. The Company's equity investments also involve real estate risks. See "Real estate concentrations" above.

Based on the level of troubled real estate-related investments the Company experienced in 1994 and 1993, the Company anticipates additional foreclosures and deeds in lieu of foreclosure in 1995 and beyond. Any consolidation accounting resulting from foreclosures would add the related ventures' assets and senior third-party liabilities to the Company's balance sheet and eliminate the Company's loans to such ventures.

Due to the adverse real estate environment affecting the Company's portfolio in recent years, the Company has continued to devote significant attention to its real estate portfolio, enhancing monitoring of the portfolio and formulating specific action plans addressing nonperforming and potential problem credits. Since 1991, the Company has intensified its attention to evaluating the asset quality, cash flow and prospects associated with each of its projects. The Company continues to analyze various potential transactions designed to reduce both its joint venture operating losses and the amount of its real estate-related investments. Specific types of transactions under consideration (and previously utilized) include loan sales, property sales, mortgage refinancings and real estate investment trusts. However, there can be no assurance that such efforts will result in continued improvements in the performance of the Company's real estate portfolio.

NET INVESTMENT INCOME

The following table shows each segment's contribution to the Company's net investment income:

NET INVESTMENT INCOME BEFORE TAXES(1)
(DOLLARS IN MILLIONS)

                                                                                     YEAR ENDED DECEMBER 31
                                                                                  ----------------------------
                                                                                   1994       1993       1992
                                                                                  ------     ------     ------
Life insurance segment..........................................................  $519.1     $500.5     $568.6
Real estate segment.............................................................   (37.5)     (74.9)     (51.0)
Other and eliminations..........................................................     3.2        1.2        4.7
                                                                                  ------     ------     ------
          Consolidated..........................................................  $484.8     $426.8     $522.3
                                                                                  ======     ======     ======
Investment yields:
  Life insurance................................................................    6.85%      6.48%      7.58%
                                                                                  ======     ======     ======
  Consolidated..................................................................    6.08%      5.39%      6.84%
                                                                                  ======     ======     ======

---------------

(1) See the note captioned "Invested assets and related income" on page 54.

Included in pre-tax net investment income is the Company's share of the operating losses from equity investments in real estate. The Company's share of real estate operating losses (excluding write-downs) totaled $48.3 million, $92.3 million and $72.6 million in 1994, 1993 and 1992, respectively. These pre-tax operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

FOREGONE INVESTMENT INCOME
(DOLLARS IN MILLIONS)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                     -------------------------
                                                                                     1994      1993      1992
                                                                                     -----     -----     -----
Fixed maturities:
  Life insurance segment...........................................................  $  --     $12.9     $35.0
  Real estate segment..............................................................     --       0.9       0.9
Real estate-related investments:
  Life insurance segment...........................................................   39.5      45.2      24.5
  Real estate segment..............................................................   13.8       3.0        --
                                                                                     -----     -----     -----
          Total....................................................................  $53.3     $62.0     $60.4
                                                                                     =====     =====     =====
Basis points:
  Life insurance segment...........................................................     52        76        80
                                                                                     =====     =====     =====
  Consolidated.....................................................................     69        81        81
                                                                                     =====     =====     =====

Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on these loans excluded from the Company's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at December 31, 1994, the Company estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's future investment income and realized investment results.

Future net investment income, results of operations and cash flow will reflect the Company's current levels of investments in investment-grade securities, real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. The Company expects, however, that any adverse effects should be offset to some extent by certain advantages that it expects to realize over time from its other investment strategies, its life insurance product mix and its continuing cost control measures. Other mitigating factors include marketing advantages that could result from the Company having lower levels of investment risk and earnings improvements from its life insurance operations' ability to adjust crediting rates on annuities and interest-sensitive life products over time.

REALIZED INVESTMENT RESULTS

Reflected in the results from continuing operations are after-tax realized investment losses of $53.2 million, $197.6 million and $245.3 million for 1994, 1993 and 1992, respectively. (See the note captioned "Invested assets and related income" on page 54.) The 1994 realized investment losses were primarily generated by the life insurance segment's third-quarter repositioning of its fixed maturity portfolio, which resulted in an after-tax loss of approximately $39.7 million. The $810.6 million of proceeds from the repositioning, along with $325.0 million of cash and short-term investments, were reinvested primarily in higher yielding U.S. government guaranteed mortgage pass-through securities. Fixed maturity write-downs were insignificant in 1994 due to the increased quality of the Company's fixed maturity portfolio. Other realized gains of $16.4 million, $72.6 million and $31.4 million in 1994, 1993 and 1992, respectively, were also taken in the life insurance segment. Also in 1994, in connection with the December 1994 bankruptcy filing by Orange County, the asset management segment recorded an after-tax charge of $19.3 million. Real estate-related losses declined in 1994 because certain real estate markets began to stabilize and sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains offsetting most of the Company's additions to real estate-related reserves and write-downs.

Unrealized gains and losses on fixed maturity investments are not reflected in the Company's results of operations. These changes in unrealized value are included within a separate component of stockholders' equity, net of any applicable income taxes. If and to the extent a fixed maturity investment suffers an other-than-temporary decline in value, however, such security is written down to net realizable value, and the write-down adversely impacts net income.

The Company regularly monitors its investment portfolio and as part of this process reviews its assets for possible impairments of carrying value. Because the review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

A valuation allowance was established upon adoption of SFAS 109 (and is evaluated as of each reported period end) to reduce the deferred tax asset for investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized. (See the note captioned "Income tax" on page 60.)

INTEREST RATES

Interest rate fluctuations primarily affect the life insurance segment. The 1993 interest rate environment was characterized by very low short-term rates and a steeply sloped yield curve while 1994 saw rapidly rising short-term interest rates which resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during the year.

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

The interest rate environment contributed both to a reduction in net investment income of the life insurance segment in 1993 and 1992 and, as interest rates rose during 1994, to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities, compared with higher new money crediting rates, have influenced certain clients to seek alternative products. The Company mitigates this risk somewhat within its life insurance segment by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of the Company's fixed annuity liabilities as of December 31, 1994, however, are no longer subject to significant surrender fees.

As interest rates rose during 1994, the life insurance subsidiaries' capital resources were adversely impacted by unrealized loss positions in their fixed maturity investments. The Company believes, however, that this decline in value should be offset by a decrease in the present value of the life insurance subsidiaries' policy liabilities and that their sales of fixed-rate annuity products could increase in a rising interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

HOLDING COMPANY

As a parent holding company, Kemper regularly reviews the strategic fit of all its businesses and may consider the acquisition or disposition of its and its subsidiaries' assets, and the Company may consider entering into joint venture, reinsurance and other transactions. Since Kemper is a holding company, its rights and the rights of its creditors to participate in the assets of any subsidiary upon the latter's liquidation or recapitalization will be subject to prior claims of the subsidiaries' creditors, including customers of asset management or securities brokerage subsidiaries, policyholders of insurance company subsidiaries and lenders with respect to real estate subsidiaries (except to the extent the Company itself may be a creditor with recognized or secured claims against the subsidiary). During 1993, the parent received $380.3 million in cash and 17.4 million shares of its common stock from dispositions of subsidiaries. (See the note captioned "Discontinued operations" on page 56.)

Kemper receives from its subsidiaries interest on loans and dividends of cash and property. (See the parent only financial statements included in Schedule II beginning on page 77.) Distributions to the parent are restricted. (See the note captioned "Stockholders' equity--retained earnings" on page 71.) The parent also receives from its subsidiaries payments for federal income tax. (See the note captioned "Income tax" on page 60.) Additionally, from time to time, Kemper borrows funds and issues securities for cash.

Kemper has used its available resources for dividends to stockholders, corporate interest and other holding company expenses, consolidated federal income tax payments, common stock repurchases (treasury stock), acquisitions of subsidiaries and additional investments in, or asset purchases from, subsidiaries. At December 31, 1994, the parent had $55.2 million in cash and short-term investments. Although not legally committed to do so, Kemper plans to use a significant portion of these funds for additional purchases of real estate-related investments from its life insurance subsidiaries to maintain and/or improve their regulatory capital positions and earnings capabilities. In 1994, the Company purchased $222.8 million of certain real estate-related investments from the life insurance subsidiaries and contributed $82.5 million to KILICO's capital, which contribution was funded by dividends from FKLA. In 1993, the Company provided $517.1 million in cash to the life insurance subsidiaries by purchasing from them $447.1 million of such real estate-related investments and contributing to KILICO's capital $90.0 million, $20.0 million of which was a dividend from FKLA. The Company's purchases of such investments from its life insurance subsidiaries were consummated at the carrying values of such investments at the dates of the purchases.

CONSOLIDATED

Kemper Corporation and each of its subsidiaries carefully monitor cash and short-term money market investments to maintain adequate balances for timely payment of claims, expenses, taxes and customers' account balances. In addition, regulatory authorities establish minimum liquidity and capital standards for the asset management, life insurance and securities brokerage companies. The major ongoing sources of the Company's liquidity are asset management fees, securities brokerage commissions, collateralized bank borrowings by the securities brokerage operations, collections of life insurance premium revenue, deposits for annuities and interest-sensitive life contracts, investment income, other operating revenue and cash provided from maturing or sold investments. (See "INVESTMENTS" on page 32.)

In the life insurance segment, policyholder deposits decreased to $380.1 million during 1994 from $412.4 million during 1993, and policyholder withdrawals increased to $995.4 million during 1994 from $711.3 million during 1993, primarily due to planned reductions in crediting rates on general account annuities, increased competition, rising interest rates and uncertainty regarding the Company's ownership. The life insurance subsidiaries' late 1994 increases in crediting rates are designed to produce new policyholder deposits and to reduce future withdrawals.

In the first quarter of 1995, KFS sold its 50 percent interest in IFTC and announced a definitive agreement to sell the business operations of SSC. (See "RESULTS OF OPERATIONS--Asset management" in this ITEM 7 and "ASSET MANAGEMENT SEGMENT" in ITEM 1(c).)

The following table sets forth the consolidated short-term debt and capitalization of the Company at the dates indicated:

CAPITALIZATION
(IN MILLIONS)

                                                                                           DECEMBER 31
                                                                                   ---------------------------
                                                                                     1994              1993
                                                                                   ---------         ---------
Short-term debt:
  Collateralized bank loans of securities brokerage operations...................  $   315.1         $   325.1
  Other short-term debt..........................................................       54.1              24.1
                                                                                   ---------         ---------
          Total short-term debt..................................................      369.2             349.2
                                                                                   ---------         ---------
Long-term debt
  6.875% Notes Due 2003..........................................................      200.0             200.0
  8.80% Notes Due 1998...........................................................      110.8             110.8
  Medium-term notes..............................................................       35.5              65.5
  Other long-term debt...........................................................       12.6              17.7
  Convertible debentures of subsidiary...........................................       33.1              45.7
                                                                                   ---------         ---------
          Total long-term debt...................................................      392.0             439.7
                                                                                   ---------         ---------
          Total short-term and long-term debt....................................  $   761.2         $   788.9
                                                                                   =========         =========
Stockholders' equity:
  Preferred stock................................................................  $   360.4         $   360.6
  Common stock...................................................................      331.2             323.1
  Additional paid-in capital.....................................................      366.9             313.5
  Unrealized loss on foreign currency transactions...............................      (35.9)            (56.9)
  Unrealized appreciation (depreciation) on investments..........................     (323.2)            155.0
  Retained earnings..............................................................    1,586.8           1,549.6
  Treasury shares, at cost.......................................................   (1,028.8)         (1,025.9)
                                                                                   ---------         ---------
          Total stockholders' equity.............................................    1,257.4           1,619.0
                                                                                   ---------         ---------
          Total capitalization (excludes total short-term debt)..................  $ 1,649.4         $ 2,058.7
                                                                                   =========         =========

SHORT-TERM DEBT

The Company has outstanding short-term loans with banks and other creditors at interest rates that vary with short-term money market rates. Short-term notes payable by the securities brokerage operations principally consist of collateralized bank loans. The level of these borrowings fluctuates daily depending upon market activity and customer margin activity levels.

The parent company had $20.0 million due to banks at December 31, 1994 and 1993. Also included in short-term debt at December 31, 1994 are $30.0 million of medium-term notes due in the fourth quarter of 1995. Kemper Corporation renegotiated certain of its committed lines of credit with certain banks effective October 27, 1994. The lines of credit total $317.5 million, with $155.0 million expiring October 22, 1995 and $162.5 million expiring November 1, 1996. These lines would not be available upon a change of control of the Company. At December 31, 1994, $110 million of the aggregate amount of these lines were reserved for the sole purpose of providing funding capability respecting real estate commitments which the Company does not expect to ultimately require funding. Additionally, beginning in the first quarter of 1995 and in conjunction with the issuance of letters of credit totaling $205 million by a third-party bank syndicate to five money market mutual funds managed by KFS to credit enhance the money funds' investments in certain Orange County notes, a portion of the committed lines of credit equal to the difference between $205 million and the aggregate cash and marketable securities of the parent and its non-regulated subsidiaries will be reserved for any future fundings under the Orange County letters of credit. As of February 28, 1995, approximately $23 million of the committed lines were reserved for this purpose. Interest rates on the Company's committed lines of credit would generally approximate short-term bank corporate rates.

LONG-TERM DEBT

All of the Company's long-term debt was issued prior to 1994. The majority of the long-term debt was privately placed in 1993 at an initial interest rate of
6.875 percent. This rate increased to 7.375 percent from March 15, 1994 to December 12, 1994, when the initial rate was reinstated upon the exchange of such notes for publicly registered notes. (See the note captioned "Long-term debt and notes payable" on page 59.)

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

Ratings reductions for Kemper Corporation or its subsidiaries and other financial events can also trigger obligations to fund certain real-estate related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so. Such circumstances could accelerate or increase the Company's purchases of real estate-related assets from its regulated life insurance subsidiaries to further support their respective statutory capital positions.

A credit rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. In November 1994, after the termination of a merger agreement between Kemper Corporation and Conseco, Inc. (see Part I of this Annual Report on Form 10-K), Standard & Poor's Corporation revised its BBB (adequate) senior debt and BB+ (below average) preferred stock ratings of Kemper Corporation from "CreditWatch with 'negative' implications" to "CreditWatch with 'developing' implications"; Duff & Phelps Credit Rating Co. revised its A- (high) senior debt rating of Kemper Corporation, its AA- (very high) claims-paying ability rating of FKLA and its A+ (high) claims-paying ability rating of KILICO from "Rating Watch-Down" to "Rating Watch-Uncertain"; Moody's Investors Service indicated that it continues to review for possible downgrade its Baa2 (adequate) senior debt rating and Baa3 (adequate) preferred stock rating of Kemper Corporation and its Baa1 (adequate) financial strength ratings of FKLA and KILICO; and A.M. Best did not change its A- (excellent) "under review" ratings of FKLA and KILICO. The review status of each of these ratings primarily reflects the fact that the Company is pursuing alternatives to maximize stockholder value, which alternatives may result in a change of control of the Company and/or certain of its subsidiaries.

CONVERTIBLE DEBENTURES OF SUBSIDIARY

Convertible debentures of subsidiary represent employee interests in KFC. Maturities and employee terminations during 1994 accounted for the $12.3 million reduction of convertible debentures from year-end 1993. Approximately $7.5 million of debentures are scheduled to mature in 1995. The outstanding debentures bear interest approximating the prime rate. At December 31, 1994, $24.1 million of the debentures were subject to KFC's right to call, and the remaining $9.0 million become callable in May 1995. (See the note captioned "Convertible debentures of subsidiary" on page 65.) KFC is considering calling all outstanding debentures for redemption by year-end 1995 or in early 1996.

PREFERRED STOCK

During 1993 and 1992, Kemper Corporation privately placed preferred stock in the amounts of $260.0 million and $100.0 million, respectively. At December 31, 1994, the Company's outstanding preferred stock totaled $360.4 million. Dividends paid on the preferred stock during 1994 totaled $23.6 million. (See the note captioned "Preferred stock" on page 53.)

COMMON STOCK

During 1994, the Company received $34.0 million by issuing common stock through employee stock option plans and issued $29.0 million of common stock through the Kemper Corporation Dividend Reinvestment and Stock Purchase Plan. All employee stock options outstanding on December 31, 1994 are fully exercisable. (See the note captioned "Stock option plans" on page 64.) The Company expects to continue to receive proceeds from the exercise of employee stock options.

During 1993 and 1994, the quarterly dividend rate was $.23 per common share. The first-quarter 1995 dividend of $.23 per share was paid February 28, 1995. The aggregate common stock dividend payment was reduced by approximately 35 percent due to the August 1993 acquisition of 17.4 million shares of the Company's common stock in a stock exchange transaction with Lumbermens. (See the note captioned "Discontinued operations" on page 56.)

While the board of directors intends to continue quarterly cash dividends, future declarations and amounts will depend upon, among other factors, the earnings of Kemper Corporation, its financial condition, its capital requirements and general business conditions.

STOCKHOLDERS' EQUITY

Stockholders' equity totaled $1.26 billion at December 31, 1994, compared with $1.62 billion and $1.77 billion at December 31, 1993 and 1992, respectively. The 1994 decrease reflects $478.2 million of unrealized losses on investments, primarily fixed maturities of the life insurance segment, due to rising interest rates. The 1994 unrealized losses were partially offset by the issuance of $63.0 million of common stock and net income of $91.4 million. The 1993 decrease in nominal dollar value of stockholders' equity was due to the Company's acquisition of approximately 17.4 million shares of its common stock valued at $610.2 million in exchange for the stock of the Company's reinsurance and risk management subsidiaries. This 1993 acquisition of treasury stock was offset in part by the issuances of $260.0 million of preferred stock and $29.0 million of common stock, net income of $235.5 million and an increase in unrealized appreciation on investments of $40.6 million during 1993.

Book value per common share decreased to $26.06 at December 31, 1994, compared with $38.24 and $33.77 at December 31, 1993 and 1992, respectively. The decrease in 1994 from the 1993 level primarily reflected the unrealized loss on investments during 1994 of $13.89 per share. The increase in 1993, compared with 1992, primarily reflected the reduced number of outstanding common shares and the Company's net income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                       PAGE(S)
                                                                                                       -------
Selected Financial Data...........................................................................       19
Report of Independent Public Accountants..........................................................       45
Consolidated Balance Sheet, December 31, 1994 and 1993............................................       46
Consolidated Statement of Operations, three years ended December 31, 1994.........................       47
Consolidated Statement of Stockholders' Equity, three years ended December 31, 1994...............       48
Consolidated Statement of Cash Flows, three years ended December 31, 1994.........................       49
Notes to Consolidated Financial Statements........................................................     50-71
Supplementary Schedules...........................................................................     76-80

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
The Board of Directors and Stockholders
Kemper Corporation:

We have audited the consolidated balance sheet of Kemper Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we have also audited the supplementary schedules as listed in the accompanying index. These consolidated financial statements and supplementary schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kemper Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related supplementary schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for investment securities to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities. Also, as discussed in the notes, effective January 1, 1993, the Company changed its method of accounting for impairment of loans receivable to adopt the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, and changed its method of accounting for income taxes to adopt the provisions of SFAS 109, Accounting for Income Taxes. Further, as discussed in the notes, the Company adopted the provisions of SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions in 1992.

                                       KPMG PEAT MARWICK LLP
Chicago, Illinois
March 3, 1995

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
The Board of Directors and Stockholders
Kemper Corporation:

We consent to incorporation by reference in the Registration Statements No. 33-50736 on Form S-8 and No. 2-71680 on Form S-3 of Kemper Corporation of our report dated March 3, 1995, relating to the consolidated balance sheet of Kemper Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 Annual Report on Form 10-K of Kemper Corporation.

                                       KPMG PEAT MARWICK LLP
Chicago, Illinois
March 24, 1995

                      KEMPER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31
                                                                                  ---------------------------
                                                                                      1994           1993
                                                                                  ------------    -----------
ASSETS
  Investments:
     Fixed maturities available for sale, at market
       (cost 1994, $5,534,864; 1993, $5,147,592)...............................   $ 5,200,915     $5,333,175
     Equity securities, at market (cost 1994, $25,370; 1993, $53,366)..........        25,118         98,968
     Short-term investments....................................................       349,651        713,401
     Joint venture mortgage loans..............................................       616,192      1,053,403
     Third-party mortgage loans................................................       418,313        153,880
     Other real estate-related investments.....................................       336,272        272,188
     Other loans and investments...............................................       443,800        446,717
                                                                                  ------------    -----------
          Total investments....................................................     7,390,261      8,071,732
  Cash (restricted: 1994, $538; 1993, $470)....................................       231,487        253,105
  Securities purchased under resale agreements.................................       228,598        204,467
  Securities held by brokerage firm subsidiaries, at market....................       193,414        285,695
  Accounts receivable from brokerage firms and customers.......................       730,149        776,971
  Other accounts and notes receivable..........................................       632,924        617,458
  Reinsurance recoverable......................................................       741,867        835,975
  Deferred insurance acquisition costs.........................................       696,804        622,592
  Deferred investment product sales costs......................................       166,397        186,931
  Other assets.................................................................       270,289        299,543
  Assets of separate accounts..................................................     1,871,777      1,883,656
                                                                                  ------------    -----------
          Total assets.........................................................   $13,153,967    $14,038,125
                                                                                  =============  =============
LIABILITIES
  Life policy benefits.........................................................   $ 7,129,293     $7,380,787
  Ceded life policy benefits...................................................       741,867        835,975
  Securities sold under repurchase agreements..................................       225,177        181,879
  Securities sold, not yet purchased, at market................................        70,334         77,023
  Accounts payable to brokerage firms and customers............................       265,823        354,998
  Other accounts payable and liabilities.......................................       831,109        915,954
  Notes payable................................................................       369,226        349,237
  Long-term debt...............................................................       358,891        393,978
  Convertible debentures of subsidiary.........................................        33,113         45,651
  Liabilities of separate accounts.............................................     1,871,777      1,883,656
                                                                                  ------------    -----------
          Total liabilities....................................................    11,896,610     12,419,138
                                                                                  ------------    -----------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock
     -- no par value, authorized 20,000,000 shares;
     outstanding 1994, 6,681,165; 1993, 6,690,637 shares.......................       360,363        360,600
  Common stock
     -- $5.00 par value, authorized 200,000,000 shares;
     issued 1994, 66,229,940; 1993, 64,620,863 shares..........................       331,150        323,104
  Additional paid-in capital...................................................       366,944        313,531
  Unrealized loss on foreign currency translations.............................       (35,888)       (56,878)
  Unrealized gain (loss) on investments........................................      (323,201)       155,004
  Retained earnings............................................................     1,586,820      1,549,580
  Treasury shares, at cost (1994, 31,812,456; 1993, 31,717,505 shares).........    (1,028,831)    (1,025,954)
                                                                                  ------------    -----------
          Total stockholders' equity...........................................     1,257,357      1,618,987
                                                                                  ------------    -----------
          Total liabilities and stockholders' equity...........................   $13,153,967    $14,038,125
                                                                                  =============  =============

See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31
                                                                          --------------------------------------
                                                                             1994          1993          1992
                                                                          ----------    ----------    ----------
REVENUE
Asset management income................................................   $  447,044    $  498,153    $  480,546
Net investment income..................................................      484,796       426,807       522,293
Insurance premium income...............................................      151,830       157,667       135,922
Securities brokerage income............................................      500,621       639,991       638,653
Realized investment loss...............................................      (81,479)     (255,702)     (359,761)
Other income...........................................................       99,009        82,258        86,071
                                                                          ----------    ----------    ----------
          Total revenue................................................    1,601,821     1,549,174     1,503,724
                                                                          ----------    ----------    ----------
BENEFITS AND EXPENSES
Asset management expenses..............................................      259,433       295,785       284,076
Amortized investment product sales costs...............................       57,324        48,011        39,986
Insurance claim costs and policyholder benefits........................      474,614       514,304       598,128
Amortized policy acquisition costs.....................................       59,169        60,367        66,786
Insurance operating expenses...........................................       10,894        23,133        47,138
Securities brokerage expenses..........................................      492,708       617,455       630,874
Interest expense.......................................................       80,744        73,201        79,150
Other expenses.........................................................       46,329        26,065        32,457
                                                                          ----------    ----------    ----------
          Total benefits and expenses..................................    1,481,215     1,658,321     1,778,595
                                                                          ----------    ----------    ----------
          Earnings (loss) from continuing operations before
            income tax (benefit).......................................      120,606      (109,147)     (274,871)
Income tax (benefit)...................................................       34,893       (19,749)      (74,690)
                                                                          ----------    ----------    ----------
          Income (loss) from continuing operations.....................       85,713       (89,398)     (200,181)
Income from discontinued operations, net of tax........................           --        25,498        23,794
Gain (loss) on sale of discontinued operations to related party, net of
  tax..................................................................         (576)      204,668            --
Gain on other sales of discontinued operations, net of tax.............        6,303        92,174            --
                                                                          ----------    ----------    ----------
          Income (loss) before cumulative effect of changes in
            accounting principles......................................       91,440       232,942      (176,387)
Cumulative effect of changes in accounting principles, net of tax......           --         2,545       (27,013)
                                                                          ----------    ----------    ----------
          Net income (loss)............................................   $   91,440    $  235,487    $ (203,400)
                                                                          ==========    ==========    ==========
Net income (loss) applicable to common stockholders....................   $   67,850    $  216,828    $ (203,400)
                                                                          ==========    ==========    ==========
NET INCOME (LOSS) PER SHARE:
Primary
Income (loss) from continuing operations...............................   $     1.80    $    (2.52)   $    (4.10)
Income from discontinued operations....................................         0.17          7.52          0.49
                                                                          ----------    ----------    ----------
          Income (loss) before cumulative effect of changes in
            accounting principles......................................         1.97          5.00         (3.61)
Cumulative effect of changes in accounting principles, net of tax......           --          0.06         (0.55)
                                                                          ----------    ----------    ----------
          Net income (loss) per share..................................   $     1.97    $     5.06    $    (4.16)
                                                                          ==========    ==========    ==========
Fully diluted
Income (loss) from continuing operations...............................   $     1.80    $    (2.11)   $    (4.10)
Income from discontinued operations....................................         0.17          6.92          0.49
                                                                          ----------    ----------    ----------
          Income (loss) before cumulative effect of changes in
            accounting principles......................................         1.97          4.81         (3.61)
Cumulative effect of changes in accounting principles, net of tax......           --          0.06         (0.55)
                                                                          ----------    ----------    ----------
          Net income (loss) per share..................................   $     1.97    $     4.87    $    (4.16)
                                                                          ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31
                                                                          --------------------------------------
                                                                             1994          1993          1992
                                                                          ----------    ----------    ----------
PREFERRED STOCK, beginning of year.....................................   $  360,600    $  100,626    $      782
Stated value of shares converted to common stock.......................         (237)          (26)         (156)
Issuance of preferred stock............................................           --       260,000       100,000
                                                                          ----------    ----------    ----------
          End of year..................................................      360,363       360,600       100,626
                                                                          ----------    ----------    ----------
COMMON STOCK, beginning of year........................................      323,104       318,268       314,485
Par value of shares issued under stock plans:
  1994, 1,609.1 shares; 1993, 967.3 shares; 1992, 756.7 shares.........        8,046         4,836         3,783
                                                                          ----------    ----------    ----------
          End of year..................................................      331,150       323,104       318,268
                                                                          ----------    ----------    ----------
ADDITIONAL PAID-IN CAPITAL, beginning of year..........................      313,531       295,863       281,989
Excess of proceeds over par value of shares issued under stock plans...       54,670        24,159        14,397
Gain (loss) on reissued treasury shares................................       (1,257)        1,111          (499)
Other..................................................................           --        (7,602)          (24)
                                                                          ----------    ----------    ----------
          End of year..................................................      366,944       313,531       295,863
                                                                          ----------    ----------    ----------
FOREIGN CURRENCY TRANSLATIONS, beginning of year.......................      (56,878)      (16,949)       (1,366)
Unrealized gain (loss) from foreign currency translations, net of
  income tax...........................................................       20,990       (39,929)      (15,583)
                                                                          ----------    ----------    ----------
          End of year..................................................      (35,888)      (56,878)      (16,949)
                                                                          ----------    ----------    ----------
UNREALIZED GAIN (LOSS) ON INVESTMENTS, beginning of year...............      155,004       114,399        42,907
Unrealized gain (loss) on revaluation of investments, net of income
  tax..................................................................     (478,205)       40,605        71,492
                                                                          ----------    ----------    ----------
          End of year..................................................     (323,201)      155,004       114,399
                                                                          ----------    ----------    ----------
RETAINED EARNINGS, beginning of year...................................    1,549,580     1,370,629     1,618,903
Net income (loss)......................................................       91,440       235,487      (203,400)
Dividends to stockholders:
  Preferred............................................................      (23,624)      (18,708)          (55)
  Common...............................................................      (30,945)      (37,750)      (44,896)
(Increase) decrease in redemption value of redeemable securities.......          369           (78)           77
                                                                          ----------    ----------    ----------
          End of year..................................................    1,586,820     1,549,580     1,370,629
                                                                          ----------    ----------    ----------
TREASURY SHARES, beginning of year.....................................   (1,025,954)     (416,722)     (419,174)
Shares acquired........................................................       (6,715)     (612,992)         (914)
Shares reissued, at average cost.......................................        3,838         3,760         3,366
                                                                          ----------    ----------    ----------
          End of year..................................................   (1,028,831)   (1,025,954)     (416,722)
                                                                          ----------    ----------    ----------
          Total stockholders' equity...................................   $1,257,357    $1,618,987    $1,766,114
                                                                          ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31
                                                                     -----------------------------------------
                                                                        1994           1993           1992
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................................  $    91,440    $   235,487    $  (203,400)
  Reconcilement of net income (loss) to net cash provided:
     Realized investment loss......................................       81,479        255,702        359,761
     Gains from sales of discontinued operations...................       (5,727)      (296,842)            --
     Life policy benefits..........................................      363,758        342,710        515,935
     Accounts payable to brokerage firms and customers.............      (89,175)      (265,338)       110,283
     Deferred federal income tax...................................       71,448        (52,735)       (69,110)
     Brokerage firm portfolios.....................................      104,757         13,363         (2,484)
     Accounts receivable from brokerage firms and customers........       46,822         90,636       (155,159)
     Deferred insurance acquisition costs..........................      (54,700)       (44,110)       (57,533)
     Deferred investment product sales costs.......................       20,534        (23,052)       (39,792)
     Amortization on investments...................................       27,600         (6,394)       (30,529)
     Other accounts and notes receivable...........................      (38,984)       107,980         (3,333)
     Other accounts payable and liabilities........................      (42,046)       (80,933)       (22,338)
     Equity in loss of affiliates..................................       39,125         76,636         95,877
     Other.........................................................       39,051        (33,654)       (12,732)
                                                                     -----------    -----------    -----------
          Net cash provided from operating activities..............      655,382        319,456        485,446
                                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash from investments sold or matured:
     Fixed maturities held to maturity.............................      256,254        332,666        324,375
     Fixed maturities sold prior to maturity.......................    1,721,665      2,363,161      4,382,099
     Equity securities.............................................       72,635        126,794         24,002
     Mortgage loans, other loans and investments...................      503,750        595,347        499,205
  Cost of investments purchased:
     Fixed maturities..............................................   (2,432,214)    (3,348,709)    (5,462,844)
     Equity securities.............................................         (532)       (21,048)       (22,116)
     Mortgage loans, other loans and investments...................     (411,453)      (542,628)      (516,661)
  Short-term investments, net......................................      379,360       (399,737)       863,609
  Unsettled investment transactions, net...........................      (31,633)        70,960         36,229
  Sale of discontinued operations..................................           --        380,269             --
  Other............................................................      (81,176)        (1,514)       (95,450)
                                                                     -----------    -----------    -----------
          Net cash provided from (used in) investing activities....      (23,344)      (444,439)        32,448
                                                                     -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits......................................................      380,107        412,391        645,338
     Withdrawals...................................................     (995,359)      (711,332)      (691,863)
  Issuance of long-term debt.......................................           --        217,300            289
  Reduction of long-term debt......................................         (914)        (2,037)          (832)
  Issuance of preferred stock......................................           --        251,920        100,000
  Treasury shares acquired.........................................       (6,715)        (2,786)          (914)
  Dividends paid to stockholders...................................      (54,569)       (56,458)       (44,951)
  Notes payable, net...............................................      (14,184)       (51,284)       121,466
  Reinsured life reserves..........................................           --             --       (515,684)
  Other............................................................       37,978         74,334        (84,223)
                                                                     -----------    -----------    -----------
          Net cash provided from (used in) financing activities....     (653,656)       132,048       (471,374)
                                                                     -----------    -----------    -----------
  Net increase (decrease) in cash..................................      (21,618)         7,065         46,520
  CASH, beginning of period........................................      253,105        246,040        199,520
                                                                     -----------    -----------    -----------
          CASH, end of period......................................  $   231,487    $   253,105    $   246,040
                                                                     ============   ============   ============

See accompanying notes to consolidated financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The statements include the accounts of Kemper Corporation and its subsidiaries (the "Company") on a consolidated basis. Unconsolidated companies between 20 percent and 50 percent owned are generally accounted for utilizing the equity method of accounting. The Company's share of earnings on such investments is recorded in revenue. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the financial statements for the years 1993 and 1992 to conform to 1994 reporting.

Asset management

Revenue for the asset management segment principally consists of investment management fees and distribution fees from mutual funds, commission revenue from the sale of mutual fund and annuity products, and transfer agent fees for shareholder recordkeeping. Revenue from investment management, transfer agent and distribution fees is recognized when earned. Commission revenue is recognized on the trade date.

Commissions and certain operating expenses related to the sales of certain mutual funds have been deferred. These costs are being amortized in relation to projected revenue to be earned on these mutual funds. Revenue assumptions are periodically reviewed and updated.

Life insurance

Revenue for annuities and interest-sensitive life products consists of investment income and policy charges such as mortality, expense and surrender charges. Expenses consist of benefits and interest credited to contracts, policy maintenance costs and amortization of deferred policy acquisition costs.

Premiums for life policies, except for annuities and interest-sensitive life products, are reported as earned when due. Profits for such policies are recognized over the duration of the insurance policy by matching benefits and expenses to premium income. This matching involves a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

The costs of acquiring new life insurance business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits on the related contracts and policies. Except for annuities and interest-sensitive life products, these deferred acquisition costs are being amortized over the premium paying period of the related policies. Such costs are amortized in proportion to the ratio of the annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue was estimated using the same assumptions as were used for computing liabilities for future policy benefits. For general account annuities, separate account business and certain interest-sensitive life products, these deferred acquisition costs are being amortized over the contract life in relation to the present value of estimated gross profits. Beginning in 1994, deferred insurance acquisition costs reflect the estimated impact of unrealized gains or losses on available for sale securities in the investment portfolio, through a credit or charge to stockholders' equity, net of income tax.

The assets and liabilities of the separate accounts represent segregated funds administered and invested by the life insurance companies for purposes of funding variable annuity and variable life insurance contracts (for the exclusive benefit of variable annuity and life insurance contract holders) and the pension plans of Lumbermens Mutual Casualty Company ("Lumbermens"), Kemper Corporation and certain of their subsidiaries. The Company receives administrative and investment advisory fees for managing such funds. The assets and liabilities of the separate accounts are carried at market value.

Liabilities for future life policy benefits, except annuities and interest-sensitive life products, have been computed principally by a net level premium method. Anticipated rates of mortality are based principally on the 1975-1980 Select and Ultimate Table for 1988-1994 plans, the 1965-1970 Select and Ultimate Table for 1979-1987 plans and the 1955-1960 Select and Ultimate Table for other plans, all of which are modified by Company experience, including withdrawals. Estimated future investment yields by issue year are as follows: 1994 and 1993, generally 8 percent graded to 6 percent over 5 years; 1989-1992, generally 10 percent graded to 6 percent over 7 years; 1986-1988, generally 9 percent graded to 6 percent in 16 years; 1977-1985, 7 percent graded to 5 percent in 20 years; 1976 and prior, 4.5 percent to 5.0 percent.

Liabilities for life policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. Current interest rates credited during the contract accumulation period range from 4 percent to 8.75 percent. Future minimum guaranteed interest rates vary from 4 percent to 8.75 percent for periods ranging from a portion of 1995 up to a portion of 1999 and are generally 3 percent to 4.5 percent thereafter. For contracts that have annuitized, interest rates that are used in determining the present value of future payments range principally from 3 percent to 11.25 percent.

Securities brokerage

Securities transactions and related commission revenue and expense are recorded on a trade-date basis. Underwriting and investment banking revenues are recognized as earned, which is generally the settlement date of the underlying securities issue.

Repurchase and resale agreements are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements.

Securities held by securities brokerage firms are carried at market value. Realized and unrealized gains or losses on revaluation of these securities are included in net income. Investment income on these securities is included in "Securities brokerage income."

Accounts receivable from and payable to brokerage firms and customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the consolidated financial statements.

Invested assets and related income

Investments in fixed maturities (bonds and redeemable preferred stocks) are carried at market value at December 31, 1994 and 1993, as they are currently considered available for sale.

Short-term investments are carried at cost, which approximates market value.

Equity securities of nonrelated companies are generally carried at market value using the closing prices as of the balance sheet date derived from either a major securities exchange or the National Association of Securities Dealers Automated Quotations system.

Mortgage loans are carried at their unpaid balance net of unamortized discount and any applicable reserve. Other real estate-related investments net of any applicable reserves and write-downs include certain bonds issued by real estate finance or development companies; notes receivable from real estate ventures; investments in real estate ventures carried at cost, adjusted for the equity in the operating income or loss of such ventures; and real estate owned carried primarily at fair value.

The Company evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Real estate reserves are established when declines in collateral values, estimated in light of current economic conditions and calculated in conformity with SFAS 114 (see next paragraph), indicate a likelihood of loss. Generally, the reserve is based upon the excess of the loan amount over the estimated future cash flows from the loan discounted at the loan's contractual rate of interest. Changes in the Company's real estate reserves and write-downs are included in revenue as realized investment gain or loss. (See "Real estate-related investments" on page 33.)

The Company adopted SFAS 114, Accounting by Creditors for Impairment of a Loan, in the fourth quarter of 1993. SFAS 114 defines "impaired loans" as loans in which it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In the fourth quarter of 1994, the Company adopted SFAS 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. SFAS 118 amends SFAS 114, providing clarification of income recognition issues and requiring additional disclosures relating to impaired loans. The adoption of SFAS 118 had no effect on the Company's financial position or results of operations at or for the year ended December 31, 1994.

At December 31, 1994 and 1993, total impaired loans amounted to $414.5 million and $547.7 million, respectively. Impaired loans with reserves were $282.6 million and $360.6 million, with corresponding reserves of $111.9 million and $216.3 million, at December 31, 1994 and 1993, respectively. In determining reserves relative to impaired loans, the Company also considered the deficit in equity investments in real estate of $125.9 million and $138.3 million at

December 31, 1994 and 1993, respectively. (See the discussion captioned "INVESTMENTS -- Provisions for real estate-related losses" on page 36.)

The Company had an average balance of $522.7 million and $479.2 million in impaired loans for 1994 and 1993, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance. At December 31, 1994 and 1993, loans on nonaccrual status amounted to $733.1 million and $1,127.8 million, respectively, before reserves and write-downs. Impaired loans are generally included in the Company's nonaccrual loans. The additional amount of nonaccrual loans in excess of impaired loans represents the Company's consideration of market risks associated with its real estate portfolio.

Upon adoption of SFAS 114, the Company determined that its previous disclosures relating to impaired loans and recorded real estate reserves were adequate. As such, restating prior quarters' operating results for the impact of SFAS 114 was not considered necessary.

Other loans and investments principally include policy loans carried at their unpaid balance.

Realized gains or losses on sales of investments, determined on the basis of identifiable cost on the disposition of the respective investment, recognition of other-than-temporary declines in value and changes in real estate-related reserves and write-downs are included in revenue. Unrealized gains or losses on revaluation of investments are credited or charged to stockholders' equity net of deferred income tax.

The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in net interest income. Amortization of the discount or premium from mortgage-backed securities is recognized using a level effective yield method which considers the estimated timing and amount of prepayments of the underlying mortgage loans and is adjusted to reflect differences which arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of mortgage-backed securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. The Company does not accrue interest income on fixed maturities deemed to be impaired on an other-than-temporary basis, or on mortgage loans, real estate-related bonds and other real estate loans where the likelihood of collection of interest is doubtful.

Income tax

Kemper Corporation files a consolidated federal income tax return with its subsidiaries. Consolidated income tax is allocated among the subsidiaries participating in the consolidated return based on the tax that would be incurred if each filed a separate tax return. Subsidiaries that have losses generally receive tax benefit to the extent such losses can be utilized in the consolidated tax return.

Upon adoption of SFAS 109, Accounting for Income Taxes, effective January 1, 1993, deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities. Deferred income tax previously was provided on the tax effects of timing differences between financial statement and taxable income. Foreign subsidiaries are taxed under applicable foreign statutes.

Foreign exchange

Generally, the Company's currency translations to the respective functional currency are charged or credited to net income. Translation adjustments for financial reporting in U.S. dollars are direct charges or credits, net of deferred income tax, to a separate component of stockholders' equity. Foreign exchange results included in net income for 1994, 1993 and 1992 were not material.

Earnings per share

Primary earnings per share is based on net income available to common stockholders divided by the weighted average number of common shares and common share equivalents outstanding for the period. Fully diluted earnings per share is based on net income available to common stockholders (adjusted to add back dividends on convertible preferred stock), divided by the weighted average number of common shares and common share equivalents adjusted to reflect the conversion of the convertible preferred stock (when not anti-dilutive). (See the note captioned "Computation of consolidated net income (loss) per share" on page 62.)

PREFERRED STOCK

At December 31, 1994, the Company had outstanding 14,526 shares of Series A Cumulative Convertible Preferred Stock, certain rights to purchase up to 500,000 shares of Series B Junior Participating Preferred Stock, 2,000,000 shares of Series C Cumulative Preferred Stock, 66,638.5 shares of Series D Index Exchangeable Preferred Stock and 4,600,000 shares of Series E Cumulative Convertible Preferred Stock.

Each Series A share was originally issued in 1982; has a stated value of $25.00; accrues annual dividends of $2.00, payable on a semiannual basis; is presently convertible into 2.24718 common shares; and, beginning in May 1997, is redeemable by the Company for its stated value plus any accrued and unpaid dividends.

The Company issued Series B preferred stock purchase rights pursuant to a stockholder rights plan adopted in 1990. One right is attached to each share of common stock currently outstanding or issued prior to the rights becoming exercisable. The rights become exercisable and trade separately from the common stock only upon the occurrence of certain events related to a change in control of the Company, which is generally defined as when a person accumulates 20 percent or more, or begins a tender or exchange offer for 30 percent or more, of the Company's common stock. Once exercisable, each right would entitle the holder (other than the acquiring person) to purchase 1/200th of a share of the Company's Series B Junior Participating Preferred Stock or, in certain circumstances, including a merger or major asset sale, the Company's or the acquiring person's securities or other property having a value of twice the $220 exercise price per right. If issued, each full share of such preferred stock is nonredeemable, ranks junior to all other preferred stock of the Company and is approximately equal in dividend and voting rights to 200 shares of common stock. The Company has reserved 500,000 preferred shares for issuance upon exercise of the rights. All rights expire July 29, 2000, unless redeemed earlier.

The Company issued the Series C Cumulative Preferred Stock in 1992 to Lumbermens. Lumbermens has certain rights to request the Company to register its Series C shares. Each Series C share has a stated value of $50.00; accrues annual dividends of $4.375 through January 1, 1996, $4.625 from January 2, 1996 through January 1, 1998, and $5.00 thereafter, payable on a quarterly basis; and is redeemable by the Company upon certain conditions, for its stated value plus any accrued and unpaid dividends, from and after December 31, 1995, if held by Lumbermens, and December 31, 1997, if held by any other holder.

The Company completed a private placement of 66,638.5 shares of its Series D Index Exchangeable Preferred Stock totaling $30 million in 1993. Each Series D share has a stated value of $450.19; accrues dividends, payable monthly, in an amount per share presently equal to the sum of (i) the aggregate amount of dividends paid on one unit of the S&P 500 Index the calendar month preceding the applicable monthly dividend date plus (ii) an amount equal to $0.94; is exchangeable at the option of Kemper Corporation or the holder, subject to certain limitations, for shares of the Company's common stock based on the closing price on the exchange date of the S&P 500 Index relative to the closing price of the Company's common stock on that date; and is redeemable for cash at the option of the Company beginning December 1, 1995.

The Company completed a private placement of 4.6 million shares of its Series E Cumulative Convertible Preferred Stock totaling $230 million in 1993. Each Series E share has a stated value of $50.00; accrues dividends, payable quarterly, at an annual rate of 5.75 percent; and is convertible by holders thereof into approximately 4.8 million shares of Kemper Corporation common stock in the aggregate at a conversion price of $48.36 per share. Beginning May 31, 1996, the Series E preferred stock is redeemable at the option of the Company upon certain conditions for such number of shares of Kemper Corporation common stock as are issuable at a conversion rate of 1.0339 shares of common stock for each share of Series E preferred stock. The Series E preferred stock ranks on a parity with the outstanding Series A, Series C and Series D preferred stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.

INVESTED ASSETS AND RELATED INCOME

Fixed maturities are considered available for sale, depending upon certain economic and business conditions. The Company is carrying its fixed maturity investment portfolio at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity net of any applicable income tax effect. The carrying value (estimated market value) of fixed maturities compared with amortized cost, adjusted for other-than-temporary declines in value, at December 31, 1994 and 1993, is as follows:

                                                                                            ESTIMATED UNREALIZED
                                                                 CARRYING     AMORTIZED     ---------------------
                       (IN THOUSANDS)                             VALUE          COST        GAINS       LOSSES
-------------------------------------------------------------   ----------    ----------    --------    ---------
1994
U.S. treasury securities and obligations of U.S. government
  agencies and authorities...................................   $   12,928    $   13,381    $     24    $    (477)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed..................................       33,378        34,167          52         (841)
Debt securities issued by foreign governments................      137,253       152,594          50      (15,391)
Corporate securities.........................................    2,407,199     2,576,412      13,399     (182,612)
Mortgage-backed securities...................................    2,610,157     2,758,310         220     (148,373)
                                                                ----------    ----------    --------    ---------
       Total fixed maturities................................   $5,200,915    $5,534,864    $ 13,745    $(347,694)
                                                                ==========    ==========    ========    =========
1993
U.S. treasury securities and obligations of U.S. government
  agencies and authorities...................................   $   14,155    $   13,924    $    251    $     (20)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed..................................       24,376        22,543       1,833           --
Debt securities issued by foreign governments................      186,029       181,381       5,980       (1,332)
Corporate securities.........................................    3,119,142     2,991,574     144,091      (16,523)
Mortgage-backed securities...................................    1,989,473     1,938,170      60,756       (9,453)
                                                                ----------    ----------    --------    ---------
       Total fixed maturities................................   $5,333,175    $5,147,592    $212,911    $ (27,328)
                                                                ==========    ==========    ========    =========

Upon default or indication of potential default by an issuer of fixed maturity securities, the Company-owned issue(s) of such issuer would be placed on nonaccrual status and, since declines in market value would no longer be considered by the Company to be temporary, would be analyzed for possible write-down. Any such issue would be written down to its net realizable value, determined in the manner described in the following paragraph, during the fiscal quarter in which the impairment was determined to have become other than temporary, unless such net realizable value exceeded the Company's carrying value for such issue. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments.

The Company's computation of net realizable value involves judgments and estimates, so such value should be used with care. Such value determination considers such factors as the existence and value of any collateral security; the capital structure of the issuer; the level of actual and expected market interest rates; where the issue ranks in comparison with other debt of the issuer; the economic and competitive environment of the issuer and its business; the Company's view on the likelihood of success of any proposed issuer restructuring plan and the timing, type and amount of any restructured securities that the Company anticipates it will receive.

The Company's $1.4 billion real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. (See "Real estate-related investments" on page 33.) At December 31, 1994, the Company had $898.6 million of mortgage loans and other real estate-related investments (net of reserves and write-downs) that were non-income producing for the preceding 12 months.

At December 31, 1994, securities of the life insurance subsidiaries, carried at approximately $8.3 million, were on deposit with governmental agencies as required by law. Policy loans, which are included in "Other loans and investments," were $383.5 million and $364.9 million at December 31, 1994 and 1993, respectively.

Proceeds from sales of investments in fixed maturities prior to maturity were $1.7 billion, $2.4 billion and $4.6 billion during 1994, 1993 and 1992, respectively. Gross gains of $12.8 million, $119.7 million and $98.7 million and gross losses of $98.2 million, $52.6 million and $150.4 million were realized on sales of fixed maturities in 1994, 1993 and 1992, respectively. Gross unrealized gains and gross unrealized losses on equity securities at December 31, 1994, were $1.1 million and $1.4 million, respectively.

The following table sets forth the maturity aging schedule of fixed maturity investments at December 31, 1994:

                                                                                        CARRYING     AMORTIZED
                                   (IN THOUSANDS)                                        VALUE          COST
------------------------------------------------------------------------------------   ----------    ----------
One year or less....................................................................   $    1,338    $    1,339
Over one year through five..........................................................      491,201       502,905
Over five years through ten.........................................................    1,384,090     1,482,709
Over ten years......................................................................      714,129       789,601
Securities not due at a single maturity date(1).....................................    2,610,157     2,758,310
                                                                                       ----------    ----------
          Total fixed maturities....................................................   $5,200,915    $5,534,864
                                                                                       ==========    ==========

---------------

(1) Weighted average maturity of 7.6 years.

The sources of net investment income from continuing operations were as follows:

                               (IN THOUSANDS)                                    1994        1993        1992
----------------------------------------------------------------------------   --------    --------    --------
Interest and dividends on fixed maturities..................................   $422,138    $337,051    $308,413
Dividends on equity securities..............................................      2,510       5,193       1,089
Income from short-term investments..........................................     18,689      21,164      31,339
Income from mortgage loans..................................................     54,521     112,016     181,136
Loss from other real estate-related investments.............................    (35,898)    (76,381)    (54,181)
Income from other loans and investments.....................................     31,002      38,998      68,262
                                                                               --------    --------    --------
          Total investment income...........................................    492,962     438,041     536,058
Investment expense..........................................................     (8,166)    (11,234)    (13,765)
                                                                               --------    --------    --------
          Net investment income.............................................   $484,796    $426,807    $522,293
                                                                               =========   =========   =========

Unrealized gains (losses) are computed below as follows: fixed maturities--the difference between market and amortized cost, adjusted for other-than-temporary declines in value; equity securities and other--the difference between market value and cost. The realized and change in unrealized investment gains (losses) by class of investment for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                                                REALIZED GAINS (LOSSES)
                                                                         -------------------------------------
                            (IN THOUSANDS)                                 1994          1993          1992
----------------------------------------------------------------------   ---------     ---------     ---------
Real estate-related...................................................   $ (15,510)    $(360,763)    $(369,378)
Fixed maturities......................................................     (84,150)       59,690        11,367
Equity securities.....................................................      44,107        50,333          (428)
Orange County-related charge (1)......................................     (29,700)           --            --
Other.................................................................       3,774        (4,962)       (1,322)
                                                                         ---------     ---------     ---------
  Realized investment loss before income tax benefit..................     (81,479)     (255,702)     (359,761)
Income tax benefit....................................................     (28,341)      (58,145)     (114,442)
                                                                         ---------     ---------     ---------
  Net realized investment loss from continuing operations.............     (53,138)     (197,557)     (245,319)
Realized investment gain from discontinued operations, net of tax.....          --        20,726         4,572
Gain on sale of discontinued operations, net of tax...................       5,727       296,842            --
                                                                         ---------     ---------     ---------
       Total..........................................................   $ (47,411)    $ 120,011     $(240,747)
                                                                         ==========    ==========    ==========

---------------
(1) See the note captioned "Commitments and contingent liabilities" on page 66.

                                                                          CHANGE IN UNREALIZED GAINS (LOSSES)
                                                                         -------------------------------------
                            (IN THOUSANDS)                                 1994           1993          1992
----------------------------------------------------------------------   ---------      --------      --------
Fixed maturities......................................................   $(523,311)     $105,523      $144,954
Equity securities.....................................................     (45,854)       27,309        21,904
Adjustment to deferred insurance acquisition costs....................      19,513            --            --
                                                                         ---------      --------      --------
  Unrealized gain (loss) before income tax............................    (549,652)      132,832       166,858
Income tax (benefit)..................................................     (71,447)       44,935        34,794
                                                                         ---------      --------      --------
  Net gain (loss) from continuing operations..........................    (478,205)       87,897       132,064
Net unrealized loss from discontinued operations, net of tax..........          --       (47,292)      (26,626)
                                                                         ---------      --------      --------
       Total..........................................................   $(478,205)     $ 40,605      $105,438
                                                                         ==========     =========     =========

DISCONTINUED OPERATIONS

Discontinued operations primarily include the Company's property-casualty insurance, reinsurance and risk management subsidiaries. These subsidiaries were divested in 1993.

On August 2, 1993, Kemper Corporation closed a stock exchange transaction with Lumbermens. Under the tax-free exchange transaction, Kemper Corporation received approximately 17.4 million shares of Kemper Corporation common stock previously owned by Lumbermens. In exchange, Lumbermens received Kemper Reinsurance Company and its subsidiaries as well as National Loss Control Service Corporation, with a combined book value of $409.2 million. The tax-free exchange transaction was valued at $610.2 million, resulting in a net gain of $204.7 million. The gain includes $32.4 million of after-tax realized investment gains from disposition of investments in connection with the exchange transaction. The shares received from Lumbermens became treasury shares, reducing Kemper Corporation's book value by $437.9 million. Book value per common share increased approximately $5.46, or
15.5 percent, as a result of this transaction. The transaction reduced Kemper Corporation's common stock then outstanding to approximately 32.5 million shares from 49.9 million shares. Lumbermens' ownership of Kemper Corporation common stock is now approximately 1.25 million shares, or less than 4 percent. In connection with the stock exchange transaction, certain assets (primarily real estate-related) of the reinsurance subsidiary, with a carrying value of approximately $136.3 million at December 31, 1992, were guaranteed by Kemper Corporation. By August 2, 1996, the Company and Lumbermens will make a final settlement with respect to such assets based on the above-stated value, taking into account any dispositions of such assets during the three-year period and the gains or losses realized thereon. At December 31, 1994, the guarantee has decreased to $70.1 million ($61.3 million in real estate-related investments) due to dispositions.

On August 31, 1993, the Company sold Economy Fire & Casualty Company ("Economy") to St. Paul Fire and Marine Insurance Company in a transaction valued at $420 million, receiving approximately two-thirds in cash and one-third in assets (primarily real estate-related) distributed from Economy's investment portfolio. The book value of Economy was $305.1 million at the closing date, and an after-tax net gain of $82.9 million was recorded. This gain included $10.6 million of after-tax realized investment gains from disposition of investments in connection with the sale.

On December 31, 1993, the Company sold Federal Kemper Insurance Company ("FKI") to Anthem P&C Holdings, Inc. The Company received $100 million in the transaction, approximately $95 million in cash and the balance in the form of a property dividend. The book value of FKI was $83.0 million at the closing date, and an after-tax net gain of $9.2 million was recorded. This gain included $5.1 million of after-tax realized investment gains from the disposition of investments in connection with the sale.

The following table sets forth selected financial information regarding the divested companies:

                                                                                     YEAR ENDED DECEMBER 31
                                                                                --------------------------------
                               (IN THOUSANDS)                                    1994       1993         1992
-----------------------------------------------------------------------------   ------    --------    ----------
Revenue......................................................................   $   --    $755,252    $1,186,806
                                                                                ======    =========   ==========
Income, net of tax...........................................................   $   --    $ 25,498    $   23,794
Gain on sale, net of tax.....................................................    5,727     296,842            --
Cumulative effect of changes in accounting principles, net of tax............       --      14,430       (12,519)
                                                                                ------    --------    ----------
     Net income..............................................................   $5,727    $336,770    $   11,275
                                                                                ======    =========   ==========

                                                                                                       DECEMBER
                                                                                                          31
                                                                                                      ----------
                                                                                                         1992
                                                                                                      ----------
Total investments............................................................                         $1,713,253
Total assets.................................................................                          2,385,994
Losses and adjusting expenses................................................                          1,058,786
Total liabilities............................................................                          1,601,629
Net assets...................................................................                            784,365

UNCONSOLIDATED INVESTEES

At December 31, 1994, subsidiaries of the Company directly held partnership interests in a number of real estate joint ventures and a 50 percent ownership in IFTC Holdings, Inc. ("IFTC"). (See discussion of the 1995 sale of IFTC in the note captioned "Subsequent event" on page 71.) Also, subsidiaries of each of the Company and Lumbermens are partners in a master limited partnership (the "MLP") formed, effective January 1, 1993, to hold the equity interests each partner's organization separately held previously in joint ventures with Peter B. Bedford or his affiliates ("Bedford"), and in January 1994, the MLP acquired substantially all of Bedford's interests in such joint ventures. The Company and Lumbermens each own 50 percent of the MLP.

The Company's direct and indirect real estate joint venture investments are accounted for utilizing the equity method, with the Company recording its share of the operating results of the respective partnerships. Beginning in 1993, the Company recorded 100 percent of the operating results of certain non-MLP partnerships and 50 percent of the MLP's results (although the Company's indirect ownership of the MLP-owned ventures was generally 25 percent from January 1, 1993 until January 1994). The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain of the joint ventures. Consolidation accounting methods are not utilized as the Company, in most instances, does not own more than 50 percent, and, in any event, major decisions of the partnerships must be made jointly by all partners.

Selected financial information, as of December 31, 1994 and 1993, is presented below separately for the MLP, ventures with the Prime Group, Inc. or its affiliates ("Prime"), other real estate-related partnerships and IFTC. (See the note captioned "Concentration of credit risk" on page 59.) Such real estate-related information for 1994 and 1993 was based on unaudited financial information received by the Company from the respective entities.

SELECTED FINANCIAL INFORMATION
(IN THOUSANDS)

                                                                        REAL ESTATE-RELATED
                                                      -------------------------------------------------------
                                                                          PRIME-RELATED
                                                                    -------------------------
                                                         MLP         SPANISH       DOMESTIC         OTHER
                                                       VENTURES     PROJECTS     PARTNERSHIPS    PARTNERSHIPS      IFTC
                                                      ----------    ---------    ------------    ------------    --------
1994
Revenue............................................   $  107,243    $  22,095      $ 70,973        $163,627      $ 67,756
Expenses...........................................      194,903       45,256        93,412         175,136        54,821
                                                      ----------    ---------    ------------    ------------    --------
Operating income (loss)............................      (87,660)     (23,161)      (22,439)        (11,509)       12,935
Asset write-downs(1)...............................      (23,536)    (102,031)       (4,088)        (17,037)           --
                                                      ----------    ---------    ------------    ------------    --------
Net income (loss)..................................   $ (111,196)   $(125,192)     $(26,527)       $(28,546)     $ 12,935
                                                      ==========    ==========    =========       =========      =========
The Company's share of operating income
  (loss)(1)........................................   $  (28,035)   $  (7,840)     $ (5,638)       $ (6,835)     $  6,467
                                                      ==========    ==========    =========       =========      =========
The Company's share of net income (loss)(1)........   $  (39,664)   $(109,871)     $ (7,682)       $(23,872)     $  6,467
                                                      ==========    ==========    =========       =========      =========
Properties at cost, net of depreciation............   $  879,259    $ 338,923      $314,965        $426,125      $     --
Other investments..................................           --           --            --              --       762,819
Total assets.......................................   $1,049,078    $ 373,637      $424,320        $663,085      $817,449
                                                      ==========    ==========    =========       =========      =========
Mortgages, notes payable and related accrued
  interest payable to:
  The Company......................................   $  625,876    $ 431,370      $158,429        $246,837      $     --
  Lumbermens.......................................      181,325       92,592        18,299          97,307            --
  Fidelity Life Association........................       46,036           --            --          13,654            --
  Other third parties..............................      416,285       98,076       247,534         316,299            --
Total liabilities..................................   $1,359,181    $ 660,557      $458,057        $720,528      $711,602
                                                      ==========    ==========    =========       =========      =========
The Company's net equity investment(1).............   $ (158,789)   $ 110,463      $ (8,219)       $(32,429)     $ 52,923
                                                      ==========    ==========    =========       =========      =========

---------------

(1) Excluded from the Company's share of operating and net losses and related net equity investment in real estate-related entities is interest expense related to loans by the Company which are on nonaccrual status and write-downs taken directly by the Company. Included in the Company's share of current year results are immaterial prior year audit adjustments by the respective entities.

Included in the immediately preceding and immediately following tables are real estate loans to partnerships or corporations in which the Company holds equity interests. At December 31, 1994, the Company had other joint venture-related loans totaling $197.9 million before reserves, not included in the table above, to partnerships in which the Company has options to acquire equity interests or has made loans with additional interest features. These joint venture-related loans totaled $257.1 million at December 31, 1993. Also, at December 31, 1994, the Company had joint venture-related loans totaling $72.3 million before reserves, not included in the table above, to partnerships in which Lumbermens and Fidelity Life Association, an affiliated mutual life insurance company ("FLA"), had equity interests. These joint venture-related loans totaled $113.4 million before reserves at December 31, 1993. (See the note captioned "Financial instruments--off-balance-sheet risk" on page 67.)

SELECTED FINANCIAL INFORMATION

(IN THOUSANDS)

                                                                        REAL ESTATE-RELATED
                                                       ------------------------------------------------------
                                                                          PRIME-RELATED
                                                                     ------------------------
                                                          MLP        SPANISH       DOMESTIC         OTHER
                                                        VENTURES     PROJECTS    PARTNERSHIPS    PARTNERSHIPS      IFTC
                                                       ----------    --------    ------------    ------------    --------
1993
Revenue.............................................   $  102,204    $ 36,607      $ 72,217        $170,574      $ 62,917
Expenses............................................      230,503      76,449        88,355         195,729        53,383
                                                       ----------    --------      --------        --------      --------
Operating income (loss).............................     (128,299)    (39,842)      (16,138)        (25,155)        9,534
Asset write-downs(1)................................     (120,163)    (39,274)           --              --            --
                                                       ----------    --------      --------        --------      --------
Net income (loss)...................................   $ (248,462)   $(79,116)     $(16,138)       $(25,155)     $  9,534
                                                       ==========    ========      ========        ========      ========
The Company's share of operating income (loss)(1)...   $  (41,004)   $(26,000)     $(12,448)       $(12,932)     $  4,767
                                                       ==========    ========      ========        ========      ========
The Company's share of net income (loss)(1).........   $ (113,175)   $(65,274)     $(12,448)       $(12,932)     $  4,767
                                                       ==========    ========      ========        ========      ========
Properties at cost, net of depreciation.............   $1,183,848    $253,321      $424,681        $456,952      $     --
Other investments...................................           --          --            --              --       806,437
Total assets........................................   $1,445,662    $292,825      $551,041        $716,904      $837,444
                                                       ==========    ========      ========        ========      ========
Mortgages, notes payable and related accrued
  interest payable to:
  The Company.......................................   $  830,950    $337,206      $175,602        $246,999      $     --
  Lumbermens........................................      245,890      51,423        17,262          96,352            --
  Fidelity Life Association.........................       65,691          --            --          14,251            --
  Other third parties...............................      760,093      88,558       285,423         327,967            --
Total liabilities...................................   $1,945,642    $539,728      $565,139        $772,859      $736,975
                                                       ==========    ========      ========        ========      ========
The Company's net equity investment(1)..............   $ (221,622)   $149,849      $(18,598)       $ (4,372)     $ 50,235
                                                       ==========    ========      ========        ========      ========

---------------

(1) Excluded from the Company's share of operating and net losses and related net equity investment in real estate-related entities is interest expense related to loans by the Company which are on nonaccrual status and write-downs taken directly by the Company. Included in the Company's share of current year results are immaterial prior year audit adjustments by the respective entities.

CONCENTRATION OF CREDIT RISK

The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist, including mortgage-backed securities and real estate. These concentrations are discussed in "INVESTMENTS" beginning on page 32.

The Company had $390.1 million (5.1 percent of invested assets and cash), $379.8 million (5.0 percent of invested assets and cash), $139.4 million (1.8 percent of invested assets and cash) and $110.5 million (1.5 percent of invested assets and cash) of mortgage loans and other real estate investments in Illinois, California, Texas and Spain, respectively, at December 31, 1994. The majority of the Illinois and all of the Spanish loans and other investments are Prime-related. The majority of the California loans and other investments are MLP-related. (See the preceding note captioned "Unconsolidated investees.")

The Company had $369.1 million (4.8 percent of invested assets and cash) of below investment-grade securities (including real estate-related bonds) at December 31, 1994.

The following table shows the amounts of the Company's real estate portfolio at December 31, 1994, which consisted of loans to or investments in joint ventures with the MLP and Prime:

                                      (IN MILLIONS)                                           MLP       PRIME
-----------------------------------------------------------------------------------------   -------    -------
Mortgage loans...........................................................................   $ 351.5    $ 303.3
Real estate-related bonds................................................................     114.6       54.2
Other real estate loans..................................................................     143.1       35.6
Real estate owned........................................................................     159.8         --
Equity investments.......................................................................     (16.2)     314.5
Reserves.................................................................................     (85.0)     (69.7)
Write-downs..............................................................................    (244.9)    (198.3)
Foreign currency translation.............................................................        --      (35.8)
                                                                                            -------    -------
  Total..................................................................................   $ 422.9    $ 403.8
                                                                                            =======    =======

LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt (which consists primarily of the Company's $200.0 million of 6.875% Notes Due 2003, $110.75 million of 8.80% Notes Due 1998 and $35.5 million of medium-term notes), maturity and annual weighted average interest rate at December 31, 1994 were as follows:

                                   (IN THOUSANDS)                                       PRINCIPAL    INTEREST RATE
-------------------------------------------------------------------------------------   ---------    --------------
Maturity
  1996...............................................................................   $   5,255          6.9%
  1997...............................................................................       6,839          6.9
  1998...............................................................................     120,839          8.8
  1999...............................................................................          89         10.0
  2003...............................................................................     200,000          6.9
  Later..............................................................................      25,869          8.9
                                                                                        ---------
     Total...........................................................................   $ 358,891          7.7%
                                                                                        =========         ====

The Company has outstanding short-term loans with banks and other creditors. Kemper Corporation previously had an $80 million line of credit with Lumbermens, which at December 31, 1993, was unused. On January 12, 1994, the Company and Lumbermens mutually agreed to cancel this line of credit.

Kemper Corporation renegotiated the short-term portion of its committed lines of credit with certain banks effective October 27, 1994. The lines of credit total $317.5 million, with $155.0 million expiring October 22, 1995 and $162.5 million expiring November 1, 1996. These lines would not be available upon a change in control of the Company. At December 31, 1994, $110 million of these lines are reserved for the sole purpose of funding certain real estate commitments which the Company does not expect to fund. Interest rates on the Company's committed lines of credit would generally approximate short-term bank corporate rates. See "LIQUIDITY AND CAPITAL RESOURCES--Short-term debt" on page 42.

INCOME TAX

Income tax (benefit) was as follows for the years ended December 31, 1994, 1993 and 1992:

                              (IN THOUSANDS)                                  CURRENT     DEFERRED      TOTAL
---------------------------------------------------------------------------   --------    ---------    --------
                                                                                            1994
                                                                              ---------------------------------
Federal....................................................................   $(81,902)   $ 110,284    $ 28,382
State......................................................................      7,052         (541)      6,511
                                                                              --------    ---------    --------
  Total continuing operations..............................................    (74,850)     109,743      34,893
Discontinued operations....................................................         --        3,394       3,394
                                                                              --------    ---------    --------
  Total....................................................................   $(74,850)   $ 113,137    $ 38,287
                                                                              =========   ==========   =========
                                                                                            1993
                                                                              ---------------------------------
Federal....................................................................   $ 63,302    $ (76,982)   $(13,680)
State......................................................................     (6,718)         649      (6,069)
                                                                              --------    ---------    --------
  Total continuing operations..............................................     56,584      (76,333)    (19,749)
Discontinued operations....................................................     43,213       26,862      70,075
SFAS 109 adoption..........................................................         --       (2,545)     (2,545)
                                                                              --------    ---------    --------
  Total....................................................................   $ 99,797    $ (52,016)   $ 47,781
                                                                              =========   ==========   =========
                                                                                            1992
                                                                              ---------------------------------
Federal....................................................................   $ 18,894    $(100,063)   $(81,169)
State......................................................................      3,624        2,855       6,479
                                                                              --------    ---------    --------
  Total continuing operations..............................................     22,518      (97,208)    (74,690)
Discontinued operations....................................................     14,335      (13,897)        438
SFAS 106 adoption..........................................................         --      (13,916)    (13,916)
                                                                              --------    ---------    --------
  Total....................................................................   $ 36,853    $(125,021)   $(88,168)
                                                                              =========   ==========   =========

The actual income tax (benefit) for 1994, 1993 and 1992 differed from the "expected" tax (benefit) for those years as displayed below. "Expected" tax (benefit) was computed by applying the U.S. federal corporate tax rate of 35 percent for 1994 and 1993 and 34 percent for 1992 to earnings (loss) from continuing operations before income tax (benefit).

                               (IN THOUSANDS)                                    1994        1993        1992
-----------------------------------------------------------------------------   -------    --------    --------
Computed "expected" tax (benefit)............................................   $42,212    $(38,201)   $(93,456)
Differences between "expected" and actual tax (benefit):
  State taxes................................................................     4,233      (7,920)      4,878
  Change in valuation allowance..............................................       176      31,378          --
  Tax adjustments............................................................    (7,810)     (1,600)     11,000
  Tax-exempt investment income...............................................    (2,599)     (2,423)     (2,524)
  Unutilized capital losses..................................................        --          --       8,286
  Other, net.................................................................    (1,319)       (983)     (2,874)
                                                                                -------    --------    --------
          Total actual tax (benefit).........................................   $34,893    $(19,749)   $(74,690)
                                                                                ========   =========   =========

The Company adopted SFAS 109, Accounting for Income Taxes, as of January 1, 1993. SFAS 109 established new principles for calculating and reporting the effects of income taxes in financial statements. SFAS 109 replaced the income statement orientation inherent in APB Opinion 11 with a balance sheet approach. Under the new approach, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 allows recognition of deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized.

The implementation of SFAS 109 resulted in a one-time increase to earnings of $2.5 million in the first quarter of 1993. The cumulative effect on continuing operations was an expense of $11.9 million and on discontinued operations a benefit of $14.4 million. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

Upon adoption of SFAS 109, a valuation allowance was established to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During 1994, the valuation allowance was increased by $129.9 million. This increase in the valuation allowance is primarily attributable to the increase in the net deferred federal tax asset from unrealized losses on investments.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax asset (included in "Other assets" in the consolidated balance sheet) from continuing operations were as follows:

                                                                                              DECEMBER 31
                                                                                         ---------------------
                                    (IN THOUSANDS)                                         1994         1993
--------------------------------------------------------------------------------------   ---------    --------
Deferred federal tax assets:
  Real estate-related.................................................................   $ 169,555    $264,093
  Unrealized losses on investments....................................................     129,700          --
  Life policy reserves................................................................     128,339     134,274
  Accrued employee benefits...........................................................      33,374      26,663
  Accrued expenses....................................................................      30,311      50,359
  Other investment-related............................................................      25,505      22,071
  Tax capitalization of deferred acquisition costs....................................      24,046      18,100
  Other...............................................................................      19,840      17,436
                                                                                         ---------    --------
       Total deferred federal tax assets..............................................     560,670     532,996
  Valuation allowance.................................................................    (181,379)    (51,503)
                                                                                         ---------    --------
       Total deferred federal tax assets after valuation allowance....................     379,291     481,493
                                                                                         ---------    --------
Deferred federal tax liabilities:
  Deferred insurance acquisition costs................................................     243,882     217,907
  Unrealized gains on investments.....................................................          --      81,065
  Deferred investment product sales costs.............................................      58,239      65,426
  Depreciation and amortization.......................................................      32,325      33,754
  Other investment-related............................................................       6,672       4,673
  Other...............................................................................      16,031      18,112
                                                                                         ---------    --------
       Total deferred federal tax liabilities.........................................     357,149     420,937
                                                                                         ---------    --------
Net deferred federal tax asset........................................................   $  22,142    $ 60,556
                                                                                         ==========   =========

The valuation allowance of $181.4 million is subject to future adjustments, based on, among other items, the Company's estimates of future operating earnings and capital gains.

Pursuant to the deferred method under APB Opinion 11, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates. The sources of deferred tax (benefit) on continuing operations and their tax effect were as follows:

                                                                                                   DECEMBER 31
                                                                                                   -----------
                                         (IN THOUSANDS)                                               1992
------------------------------------------------------------------------------------------------   -----------
Conversion to generally accepted accounting principles..........................................    $   2,321
Deferred investment product sales costs.........................................................       13,529
Tax capitalization of policy acquisition costs..................................................       (4,201)
Life policy benefit reserves tax adjustment.....................................................        4,005
Special charges and arbitration award...........................................................        5,659
Unrealized gain on securities owned by securities brokerage operations..........................          687
Leasing transactions............................................................................        6,220
Losses of Kemper/Bedford Properties, Inc. ......................................................      (18,490)
Unutilized capital losses.......................................................................        8,286
Impairment losses on investments................................................................       (7,761)
Real estate reserves............................................................................     (108,879)
Tax adjustments.................................................................................       11,000
Other, net......................................................................................       (9,584)
                                                                                                   -----------
     Total......................................................................................    $ (97,208)
                                                                                                   ==========

The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1990 are currently under examination by the IRS.

COMPUTATION OF CONSOLIDATED NET INCOME (LOSS) PER SHARE

                                                                                   YEAR ENDED DECEMBER 31
                                                                               -------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1993        1992
                                                                                         ---------   ---------
                                                                                1994
                                                                               -------
Primary
Net income (loss) from continuing operations.................................. $85,713   $(101,284)  $(214,675)
Add back: Dividends on redeemable securities of subsidiary....................       *           *           *
            Interest and amortization expense on convertible debentures of
          subsidiary, net of tax..............................................       *           *           *
Deduct: Employee interests in subsidiary, assuming full conversion............       *           *           *
         Dividends on preferred stock.........................................  23,590      18,659          --
                                                                               -------   ---------   ---------
Adjusted net income (loss) from continuing operations.........................  62,123    (119,943)   (214,675)
Net income from discontinued operations.......................................   5,727     336,771      11,275
                                                                               -------   ---------   ---------
       Net income (loss) applicable to common stockholders.................... $67,850   $ 216,828   $(203,400)
                                                                               ========  ==========  ==========
Weighted average common shares outstanding....................................  33,697      42,519      48,840
Weighted average convertible preferred shares expressed as common share
  equivalents outstanding.....................................................     791         311           *
                                                                               -------   ---------   ---------
       Weighted average common and equivalent shares outstanding..............  34,488      42,830      48,840
                                                                               ========  ==========  ==========
Net income (loss) per share:
  Income (loss) from continuing operations.................................... $  1.80   $   (2.52)  $   (4.10)
  Income from discontinued operations.........................................    0.17        7.52        0.49
                                                                               -------   ---------   ---------
       Income (loss) before cumulative effect of changes in accounting
        principles............................................................    1.97        5.00       (3.61)
  Cumulative effect of changes in accounting principles, net of tax...........      --        0.06       (0.55)
                                                                               -------   ---------   ---------
       Net income (loss) per share............................................ $  1.97   $    5.06   $   (4.16)
                                                                               ========  ==========  ==========
Fully diluted
Net income (loss) applicable to common stockholders (from above).............. $67,850   $ 216,828   $(203,400)
Add back: Dividends on convertible preferred stock............................       *       9,909          --
                                                                               -------   ---------   ---------
       Net income (loss) applicable to common stockholders on a fully
        converted basis....................................................... $67,850   $ 226,737   $(203,400)
                                                                               ========  ==========  ==========
Weighted average common and equivalent shares outstanding (from above)........  34,488      42,830      48,840
Add back: Weighted average convertible preferred shares expressed as common
          shares outstanding..................................................       *       3,756          --
                                                                               -------   ---------   ---------
       Weighted average common and equivalent shares outstanding on a fully
        converted basis.......................................................  34,488      46,586      48,840
                                                                               ========  ==========  ==========
Net income (loss) per share:
  Income (loss) from continuing operations.................................... $  1.80   $   (2.11)  $   (4.10)
  Income from discontinued operations.........................................    0.17        6.92        0.49
                                                                               -------   ---------   ---------
       Income (loss) before cumulative effect of changes in accounting
        principles............................................................    1.97        4.81       (3.61)
  Cumulative effect of changes in accounting principles, net of tax...........      --        0.06       (0.55)
                                                                               -------   ---------   ---------
       Net income (loss) per share............................................ $  1.97   $    4.87       (4.16)
                                                                               ========  ==========  ==========

---------------
* The effect of these items is antidilutive; accordingly, no adjustment is required.

CASH FLOW INFORMATION

The Company defines cash as cash and money market accounts, and certain highly liquid short-term investments with original maturities of three months or less held by the brokerage firm subsidiaries.

Not reflected in the statement of cash flows are rollovers of mortgage loans, other loans and investments totaling $146.0 million, $213.4 million and $240.8 million in 1994, 1993 and 1992, respectively. Also not reflected in the statement of cash flows for 1993 is the acquisition of 17.4 million treasury shares valued at $610.2 million. (See the note captioned "Discontinued operations" on page 56.)

Reflected in the statement of cash flows is the 1992 sale of $515.7 million of reinsured life reserves for which the Company delivered an investment portfolio that included $151.4 million of mortgage loans, $294.8 million of fixed maturities and $69.5 million of other investments.

Federal income tax paid for the years ended December 31, 1994, 1993 and 1992 amounted to $17.8 million, $94.5 million and $95.0 million, respectively. Interest payments for the same three years totaled $77.2 million, $67.8 million and $81.1 million, respectively.

EMPLOYEE BENEFIT PLANS

Prior to November 30, 1994, Kemper Corporation and certain of its subsidiaries actively maintained several defined benefit pension plans. The plans were noncontributory, and benefits were based upon an employee's career average benefit accrual, with an alternative minimum benefit formula based upon years of participation and final average pay. Vesting occurred after five years of service. The Company's funding policy for qualified pension plans was to contribute, at a minimum, the equivalent of the amount required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. At November 30, 1994, for Kemper Corporation and Federal Kemper Life Assurance Company ("FKLA"), and as of the 1993 divestiture dates for Economy and FKI, the retirement plans for each respective company ceased accruing benefits and all employees participating in the plans became fully vested.

The assets of the plans are held in various separate accounts which are invested primarily in government bonds and bonds of other entities unrelated to Kemper Corporation. Upon settlement of the plans, it is expected that nonparticipating annuity contracts of an unrelated party will be purchased. The Company will fund any additional amounts necessary to provide benefits accrued up to the curtailment dates. In determining the accumulated benefit obligation as of December 31, 1994, it was assumed that the earnings rate of such annuity contracts will be 7.5 percent.

In determining the December 31, 1993 accumulated benefit obligation, the following assumptions were made: an 8.5 percent expected long-term rate of return on plan assets, a 7.0 percent discount rate and rate of increase in future compensation levels, and a salary scale of 9.0 percent, 7.5 percent and
6.0 percent dependent on age group, respectively.

No gain or loss was recognized upon curtailment of the Kemper Corporation and FKLA plans. An immaterial loss associated with the Economy and FKI plans was included in the 1993 gain from the sales of the businesses. The liability for the pension plans of other divested operations was transferred with the companies. (See the note captioned "Discontinued operations" on page 56.)

Expenses of other employee benefit plans, excluding postretirement benefits, for the three years ended December 31, 1994, were as follows:

                                (IN THOUSANDS)                                     1994       1993       1992
-------------------------------------------------------------------------------   -------    -------    -------
Profit-sharing plans...........................................................   $24,024    $23,817    $20,005
Health care and life insurance.................................................    22,940     22,242     24,421
                                                                                  -------    -------    -------
  Total continuing operations..................................................   $46,964    $46,059    $44,426
                                                                                  ========   ========   ========

Components of pension expense were as follows:

                                                                                       YEAR ENDED DECEMBER 31
                                                                                     --------------------------
                                  (IN THOUSANDS)                                      1994      1993      1992
----------------------------------------------------------------------------------   ------    -------    -----
Service costs.....................................................................   $  922    $   755    $ 707
Interest costs on projected benefit obligations...................................      791        676      585
Actual return on assets...........................................................     (673)    (1,445)     300
Net amortization and deferral.....................................................      (40)       799     (913)
                                                                                     ------    -------    -----
  Net pension expense for continuing operations...................................   $1,000    $   785    $ 679
                                                                                     ======    ========   ======

The funded status of the plans at December 31, 1994 and 1993 was as follows:

                                      (IN THOUSANDS)                                          1994      1993
------------------------------------------------------------------------------------------   ------    -------
Continuing operations:
  Actuarial present value of vested benefit obligations...................................   $9,068    $ 6,948
  Actuarial present value of accumulated benefit obligations..............................    9,068      7,253
                                                                                             ======    ========
Plan assets at fair value.................................................................   $8,736    $ 8,642
Actuarial present value of projected benefit obligations..................................    9,068     10,543
                                                                                             ------    -------
Projected benefit obligations in excess of assets.........................................     (332)    (1,901)
Unamortized net assets existing at the date of initial application of SFAS 87.............       --       (465)
Unrecognized net loss from actuarial experience since initial application of SFAS 87......       --        447
                                                                                             ------    -------
  Accrued pension expense for continuing operations.......................................   $ (332)   $(1,919)
                                                                                             ======    ========

The Company sponsors welfare plans that provide medical and life insurance benefits to its retired and active employees. The Company is self insured with respect to medical benefits, and the plan is not funded except with respect to certain disability-related medical claims. The medical plan provides for medical insurance benefits at retirement, with eligibility based upon age and the participant's number of years of participation attained at retirement. The plan is contributory for pre-Medicare retirees, and will be contributory for all retiree coverage for most current employees, with contributions generally adjusted annually. Postretirement life insurance benefits are noncontributory and are limited to $10,000 per participant.

The discount rate used in determining the postretirement benefit obligation was 8 percent and 7 percent for 1994 and 1993, respectively. The assumed health care trend rate used was based on projected experience for 1994 and 1995, 10 percent in 1996, gradually declining to 6 percent by the year 1999 and remaining at that level thereafter.

The status of the plan as of December 31, 1994 and 1993, was as follows:

Accumulated postretirement benefit obligation:

                                     (IN THOUSANDS)                                          1994       1993
-----------------------------------------------------------------------------------------   -------    -------
Retirees.................................................................................   $12,798    $13,781
Fully eligible active plan participants..................................................     5,113      6,488
Other active plan participants...........................................................     5,860      7,918
Unrecognized gain (loss) from actuarial experience.......................................     5,864     (1,353)
                                                                                            -------    -------
  Accrued liability......................................................................   $29,635    $26,834
                                                                                            =======    =======

Components of the net periodic postretirement benefit cost:

                                      (IN THOUSANDS)                                           1994      1993
-------------------------------------------------------------------------------------------   ------    ------
Service cost-benefits attributed to service during the period..............................   $1,487    $1,253
Interest cost on accumulated postretirement benefit obligations............................    2,052     1,850
Amortization of unrecognized actuarial gain................................................      (85)       --
                                                                                              ------    ------
     Total continuing operations...........................................................   $3,454    $3,103
                                                                                              ======    ======

A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 and 1993, by $3.2 million and $4.7 million, respectively, and the net postretirement health care interest and service costs for the years ended December 31, 1994 and 1993 by $0.6 million and $0.7 million, respectively.

During 1994, the Company adopted certain severance-related policies to provide benefits, generally limited in time, to former or inactive employees after employment but before retirement. The effect of adopting these policies was immaterial.

STOCK OPTION PLANS

Stock option prices are not less than the fair market value at the date of grant. Generally, shares underlying the options had been subject to exercise in installments of one-third or one-fourth beginning with the first anniversary of the grant. However, in June 1994, all options became immediately exercisable in connection with Kemper Corporation's execution of a now-terminated merger agreement. The options generally expire after ten years. At December 31, 1994,
2.7 million option shares remained available for future grants. If all options were exercised, Kemper Corporation would receive proceeds of $83.2 million.

                                                                                   OPTION PRICE       OPTION
                                                                                    PER SHARE         SHARES
                                                                                   ------------      ---------
Outstanding December 31, 1993...................................................   $12.88-43.00      3,211,011
Granted.........................................................................   $41.00-58.00      1,259,267
Canceled........................................................................   $20.63-58.00        300,405
Exercised.......................................................................   $12.88-58.00        998,499
                                                                                   ------------      ---------
Outstanding and exercisable December 31, 1994...................................   $19.29-58.00      3,171,374
                                                                                   ============      =========

REINSURANCE

In the ordinary course of business, the life insurance subsidiaries enter into reinsurance agreements for the purpose of limiting their exposure to loss on any one single insured or to diversify their risk and limit their overall financial exposure to certain blocks of fixed-rate annuities. For individual life products, the life insurance subsidiaries have generally retained only the first $300,000 (face amount) on the life of any one individual, with the excess portions of life insurance risk ceded to reinsurers. For its fixed-rate annuity reinsurance agreements, the life insurance subsidiaries generally have ceded 100 percent of the related annuity liabilities. Although these reinsurance agreements contractually obligate the reinsurers to reimburse the life insurance subsidiaries, they do not discharge the life insurance subsidiaries from their primary liabilities and obligations to policyholders. As such, these amounts paid or deemed to have been paid are recorded on the Company's consolidated balance sheet as reinsurance recoverables and ceded life policy benefits.

The following is a summary of the reinsurance activities of the Company's life insurance subsidiaries for the three years ended December 31, 1994:

                            (IN THOUSANDS)                                  1994          1993          1992
-----------------------------------------------------------------------   --------      --------      --------
Direct business........................................................   $216,954      $212,055      $198,784
Reinsurance assumed....................................................         50           115            98
Reinsurance ceded......................................................    (65,174)      (54,503)      (62,960)
                                                                          --------      --------      --------
Insurance premium income...............................................   $151,830      $157,667      $135,922
                                                                          =========     =========     =========

The following is a summary of life insurance in force at December 31, 1994, 1993 and 1992:

                                  (IN BILLIONS)                                     1994       1993       1992
---------------------------------------------------------------------------------   -----      -----      -----
Direct and assumed...............................................................   $97.5      $91.3      $84.2
Ceded............................................................................    29.0       27.5       25.0

In 1992 and 1991, Kemper Investors Life Insurance Company ("KILICO") entered into 100 percent indemnity reinsurance agreements ceding $515.7 million and $416.3 million, respectively, of its fixed-rate annuity liabilities to FLA. FLA shares common management with KILICO and FKLA and certain common board members with the Company. The 1992 reinsurance agreement resulted in the sale to FLA of approximately $500 million of certain assets, including $151 million of mortgage loans, while the 1991 agreement was all cash. FLA also has been the primary reinsurer of the mortality coverages issued by FKLA prior to 1992. As of December 31, 1994, the reinsurance recoverable related to the fixed-rate annuity liabilities and the life products ceded to FLA amounted to approximately $643 million and $43 million, respectively.

CONVERTIBLE DEBENTURES OF SUBSIDIARY

The Company had outstanding $33.1 million and $45.7 million of convertible debentures issued by Kemper Financial Companies, Inc. ("KFC") at December 31, 1994 and 1993, respectively. Debentures bear interest at a fluctuating rate per annum, which on average approximates prime. Interest on the debentures is payable quarterly. The debentures mature in the sixth through tenth year from the date issued. The future maturity payments required based upon debentures outstanding as of December 31, 1994, are as follows: 1995, $7.5 million; 1996, $9.3 million; 1997, $5.7 million; 1998-2000, $10.6 million.

At its option, KFC may call the debentures in connection with a public offering of its common stock or at any time on or after the fifth anniversary of the date the debentures were issued. At December 31, 1994, $24.1 million of the debentures are subject to KFC's right to call, and the remainder becomes callable after May 10, 1995.

RELATED-PARTY TRANSACTIONS

Significant related-party transactions, other than those described elsewhere in these consolidated financial statements, are described below.

Lumbermens owned approximately 38 percent of the common stock of Kemper Corporation at December 31, 1992. Lumbermens, American Motorists Insurance Company, American Protection Insurance Company, and American Manufacturers Mutual Insurance Company are collectively referred to as the Kemper National Insurance Companies. As a result of the exchange transaction with Lumbermens involving the transfer of Kemper Reinsurance Company and its subsidiaries as well as National Loss Control Service Corporation, Lumbermens' ownership of Kemper Corporation was reduced to less than 4 percent in August 1993, at which time Lumbermens ceased being a related party. (See the note captioned "Discontinued operations" on page 56.)

The Company provides investment services to the Kemper National Insurance Companies. As compensation for these services, the Company earned revenue of approximately $9.4 million in 1993 and $8.3 million in 1992.

The Kemper National Insurance Companies have received from the Company's continuing operations approximately $3.2 million in premiums for various insurance coverages in each of 1993 and 1992. Kemper Corporation and certain of its continuing operations lease approximately 110,000 square feet of office space from Lumbermens. The lease terms, effective late in 1991 for a ten-year period, approximate market.

Effective January 1, 1993, the Company, Lumbermens and certain of their respective subsidiaries formed a master limited partnership to hold certain equity real estate investments. (See the note captioned "Unconsolidated investees" on page 57.) In connection with the formation, Lumbermens also acquired from the Company 50 percent of Kemper Real Estate Management Company at a consideration approximating book value.

On December 30, 1992, the Company issued $100 million of preferred stock to Lumbermens. (See the note captioned "Preferred stock" on page 53.)

COMMITMENTS AND CONTINGENT LIABILITIES

The Company has operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 1994. The future minimum rental payments required under such leases are as follows: 1995, $49.4 million; 1996, $47.9 million; 1997, $35.6 million; 1998, $29.5 million; 1999, $25.7 million; 2000-2005, $111.6 million. Rental expenses associated with operating leases were $60.9 million, $64.1 million and $60.6 million for 1994, 1993 and 1992, respectively. (See the preceding note captioned "Related-party transactions".)

The Company is involved in various legal actions for which it establishes liabilities where appropriate. In the opinion of the Company's management, based upon the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the consolidated financial statements.

In connection with the December 1994 bankruptcy filing by Orange County, California, the Company provided credit enhancements for $198 million of Orange County notes held by five money market mutual funds managed by Kemper Financial Services, Inc. The Company has therefore assumed the risk of loss associated with the notes. The notes mature July 10, 1995. The Company recorded a $29.7 million charge ($19.3 million after tax) in the fourth quarter of 1994 and will include in its results of operations future changes in the estimated market value of the notes. Although not legally required, the Company took actions to credit enhance the notes to prevent the money funds' net asset values from falling below one dollar per share. There can be no assurance that the Company would or would not take such actions in the future with respect to any other mutual fund investments.

Although no Company subsidiary or joint venture project has been identified as a "potentially responsible party" under federal environmental guidelines, inherent in the ownership of or lending to real estate projects is the possibility that environmental pollution conditions may exist on or near or relate to properties owned or previously owned or properties securing loans. Where the Company has presently identified remediation costs, they have been taken into account in determining the cash flows and resulting valuations of the related real estate assets. Based on the Company's receipt and review of environmental reports on most of the projects in which it is involved, the Company believes its environmental exposure would be immaterial to its consolidated results of operations. However, the Company may be required in the future to take actions to remedy environmental exposures, and there can be no assurance that material environmental exposures will not develop or be identified in the future. The amount of future environmental costs is impossible to estimate due to, among other factors, the unknown magnitude of possible exposures, the unknown timing and extent of corrective actions that may be required, the determination of the Company's liability in proportion to others and the extent such costs may be covered by insurance or various environmental indemnification agreements.

See the note captioned "Financial instruments--off-balance-sheet risk" on the following page for a discussion regarding the Company's loan commitments and standby financing agreements.

FINANCIAL INSTRUMENTS--OFF-BALANCE-SHEET RISK

At December 31, 1994, the Company had loan commitments and standby financing agreements totaling $510.8 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be secured by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. The Company presently expects to fund approximately $194.4 million of these arrangements. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

In the normal course of business, the securities brokerage operations execute and finance numerous securities and commodities transactions. These activities may expose the Company to off-balance-sheet risk in the event that the customer or counterparty is unable to fulfill its contractual obligations. The Company manages the risks associated with customer business by requiring customers to maintain margin collateral in compliance with regulatory guidelines. Required margin levels are monitored daily, and when necessary, customers are required to deposit additional collateral or to reduce positions. Credit limits are also employed to manage clients' activities in relation to futures transactions.

Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and thereby create a liability to repurchase such securities in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to satisfy the sale of securities sold, not yet purchased, may exceed the amount in the consolidated financial statements reflected at then current values.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company is party to derivative financial instruments in the normal course of business for trading purposes and other than trading purposes to hedge exposures to fluctuations in the following risks: (i) interest rate fluctuations related to unit investment trust product originations and interest-sensitive securities in the securities brokerage trading inventory, (ii) interest rate fluctuations related to an office building project to which the Company is a lender, (iii) foreign currency fluctuations related to foreign securities held by the Company's life insurance subsidiaries, and (iv) fluctuations in the S&P 500 Index in connection with the Company's $30 million of Series D Preferred Stock ("SPEX"). The following table summarizes various information regarding these derivative financial instruments as of December 31, 1994 and 1993:

                                                                                          WEIGHTED                      WEIGHTED
                                                                                          AVERAGE          WEIGHTED      AVERAGE
                                                                                            RATE           AVERAGE      REPRICING
                    1994                        NOTIONAL    CARRYING    ESTIMATED     ----------------     YEARS TO     FREQUENCY
               (IN THOUSANDS)                    AMOUNT      VALUE*     FAIR VALUE    RECEIVED    PAID    EXPIRATION     (DAYS)
---------------------------------------------   --------    --------    ----------    --------    ----    ----------    ---------
Trading:
  Forward and futures contracts..............   $ 33,023    $    779     $     779         --       --        .25             1
Non-trading:
  Interest rate swap agreements:
    Pay 3 month LIBOR versus fixed...........    212,000          --         8,500      10.00%    4.96%       3.2            30
    Receive fixed versus 3 month LIBOR.......    217,000          --         8,700       4.21     6.57        3.3            30
  Foreign exchange forward options...........     34,541          18            18         --       --        .25            30
  SPEX futures contracts.....................     47,764         (89)          (89)        --       --        .21            90

                    1993
               (IN THOUSANDS)
---------------------------------------------
Trading:
  Forward and futures contracts..............    227,000       1,145         1,145         --       --        .25             1
Non-trading:
  Interest rate swap agreements:
    Pay 3 month LIBOR versus fixed...........    191,000          --        33,500      10.00%    3.95%       4.2            30
    Receive fixed versus 3 month LIBOR.......    202,000          --       (12,200)      3.20     6.57        4.3            30
  Foreign exchange forward options...........     69,241       2,194         2,194         --       --        .22            30
  SPEX futures contracts.....................     48,739      (1,377)       (1,377)        --       --        .21            90

---------------
* Positive and negative values represent assets and liabilities, respectively.

The securities brokerage operations use exchange-traded forward and futures contracts to hedge exposures in trading activities that contain varying degrees of off-balance-sheet risk whereby changes in the market values of the underlying securities or other financial instruments may be in excess of the amounts reflected in the consolidated financial statements. In light of this strategy, the Company does not expect any material losses relating to such derivative investments that would not be offset with corresponding gains on the securities hedged. These securities are carried on the consolidated balance sheet at their market values. Gains and losses, both realized and unrealized, from both the derivatives and the hedged securities are included in income currently. Net trading profits, including from derivatives, during 1994, 1993 and 1992 totaled $17.6 million, $42.6 million and $41.2 million, respectively.

The Company is party to two separate interest rate swap agreements relating to the financing of an office building owned by a partnership to which the Company is a lender. In addition to the loans made by the Company, the partnership borrowed money from third-party lenders in the form of variable rate debt. Under the terms of the first swap, this variable rate debt was swapped with the Company for fixed rate debt. The Company receives a fixed interest rate and pays a floating interest rate. To offset this position, the Company entered into a second swap with another institution. Under the terms of the second swap, the Company receives a floating interest rate and pays a fixed interest rate. Inasmuch as the nature of the swaps is designed to be offsetting, the market risk exposure relating to the variable payments made under the first swap is approximately offset by the market fluctuations related to the second swap. The Company records realized and unrealized gains and losses on such investments in net income on a current basis. The amounts of the gain included in net income during 1994, 1993 and 1992 totaled $0.0 million, $1.5 million and $1.0 million, respectively.

The life insurance subsidiaries' hedges relating to foreign currency exposure are implemented using forward contracts on foreign currencies. These are generally short duration contracts with U.S. money-center banks. The Company records realized and unrealized gains and losses on such investments in net income on a current basis. The amounts of gain (loss) included in net income during 1994, 1993 and 1992 totaled $6.4 million, $(2.8) million and $(2.4) million, respectively.

The SPEX is a convertible security which, depending on the performance of the Company's common stock relative to the S&P 500 Index, can have varying effects on fully diluted earnings per share. To mitigate the potential per share impact, the Company hedges the exposure to the performance of the S&P 500 Index using exchange-traded futures contracts. The hedge has been implemented with the expectation that after-tax gain or loss on these investments will approximately offset changes to the fully diluted earnings per share calculation resulting from changes in the SPEX conversion ratio caused by changes in the S&P 500 Index. The Company records realized and unrealized gains and losses on such investments in net income on a current basis. The amounts of gain included in net income during 1994 and 1993 totaled $0.9 million and $0.7 million, respectively.

UNAUDITED INTERIM FINANCIAL INFORMATION

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                          -------------------------------------------------------
                                                                          MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                                          --------       --------     ------------    -----------
1994
Total revenue..........................................................   $464,534       $407,929       $ 371,420       $ 357,938
                                                                          ========       ========       =========       =========
Earnings (loss) before income tax......................................   $ 84,096       $ 34,940       $  20,420       $ (18,850)
Income tax (benefit)...................................................     29,793         14,156           6,149         (15,205)
                                                                          --------       --------       ---------       ---------
Income (loss) from continuing operations...............................     54,303         20,784          14,271          (3,645)
Income from discontinued operations....................................      2,478             --           3,249              --
                                                                          --------       --------       ---------       ---------
      Net income (loss)................................................   $ 56,781       $ 20,784       $  17,520       $  (3,645)
                                                                          ========       ========       =========       =========
Net income (loss) per share:
  Primary
  Income (loss) from continuing operations.............................   $   1.43       $   0.43       $    0.24       $   (0.27)
  Income from discontinued operations..................................       0.07             --            0.10              --
                                                                          --------       --------       ---------       ---------
      Net income (loss) per share......................................   $   1.50       $   0.43       $    0.34       $   (0.27)
                                                                          ========       ========       =========       =========
  Average common and equivalent shares outstanding.....................     33,621         34,510          34,625          35,025
                                                                          ========       ========       =========       =========
  Fully diluted
  Income (loss) from continuing operations.............................   $   1.31       $   0.43       $    0.24       $   (0.27)
  Income from discontinued operations..................................       0.06             --            0.10              --
                                                                          --------       --------       ---------       ---------
      Net income (loss) per share......................................   $   1.37       $   0.43       $    0.34       $   (0.27)
                                                                          ========       ========       =========       =========
  Average common and equivalent shares outstanding on a fully diluted
    basis..............................................................     39,584         39,918          40,048          40,594
                                                                          ========       ========       =========       =========
1993
Total revenue..........................................................   $419,207       $385,034       $ 242,379       $ 502,554
                                                                          ========       ========       =========       =========
Earnings (loss) before income tax......................................   $  2,179       $(42,477)      $(165,124)      $  96,275
Income tax (benefit)...................................................      7,068        (17,828)        (46,300)         37,311
                                                                          --------       --------       ---------       ---------
Income (loss) from continuing operations...............................     (4,889)       (24,649)       (118,824)         58,964
Income (loss) from discontinued operations.............................     14,634         (1,926)        281,182          28,450
                                                                          --------       --------       ---------       ---------
Income (loss) before SFAS 109..........................................      9,745        (26,575)        162,358          87,414
Cumulative effect of SFAS 109..........................................      2,545             --              --              --
                                                                          --------       --------       ---------       ---------
      Net income (loss)................................................   $ 12,290       $(26,575)      $ 162,538       $  87,414
                                                                          ========       ========       =========       =========
Net income (loss) per share:
  Primary
  Income (loss) from continuing operations.............................   $  (0.14)      $  (0.59)      $   (3.24)      $    1.60
  Income (loss) from discontinued operations...........................       0.30          (0.04)           7.29            0.86
                                                                          --------       --------       ---------       ---------
  Income (loss) before SFAS 109........................................       0.16          (0.63)           4.05            2.46
  Cumulative effect of SFAS 109........................................       0.05             --              --              --
                                                                          --------       --------       ---------       ---------
      Net income (loss) per share......................................   $   0.21       $  (0.63)      $    4.05       $    2.46
                                                                          ========       ========       =========       =========
  Average common and equivalent shares outstanding.....................     49,404         49,670          38,557          33,078
                                                                          ========       ========       =========       =========
  Fully diluted
  Income (loss) from continuing operations.............................   $  (0.14)      $  (0.59)      $   (2.74)      $    1.47
  Income (loss) from discontinued operations...........................       0.30          (0.04)           6.37            0.74
                                                                          --------       --------       ---------       ---------
  Income (loss) before SFAS 109........................................       0.16          (0.63)           3.63            2.21
  Cumulative effect of SFAS 109........................................       0.05             --              --              --
                                                                          --------       --------       ---------       ---------
      Net income (loss) per share......................................   $   0.21       $  (0.63)      $    3.63       $    2.21
                                                                          ========       ========       =========       =========
  Average common and equivalent shares outstanding on a fully diluted
    basis..............................................................     49,404         49,670          44,119          38,662
                                                                          ========       ========       =========       =========

SEGMENT INFORMATION

Continuing operations include the following segments: asset management, life insurance, securities brokerage and real estate. The Company's segmentation was redefined in 1993, and the 1992 presentation has been restated. The principal products and services of these segments are as follows:

Asset management

Financial products and investment management services.

Life insurance

Variable and fixed-rate annuities and term, interest-sensitive and other life insurance.

Securities brokerage

Trading, research and investment banking services.

Real estate

Ownership, development and management of real estate-related investments.

Other operations and corporate

The other operations and corporate category primarily includes Kemper Corporation's and KFC's holding company net expenses.

Summarized financial information for these segments is as follows:

                       (IN THOUSANDS)                              1994              1993              1992
-------------------------------------------------------------  ------------      ------------      ------------
Revenue
  Asset management...........................................  $    429,551      $    515,702      $    525,058
  Life insurance.............................................       687,584           726,518           688,448
  Securities brokerage.......................................       529,970           673,732           677,464
  Real estate................................................        (9,547)         (338,077)         (309,274)
  Other operations and corporate.............................        14,108            31,937            12,946
  Eliminations...............................................       (49,845)          (60,638)          (90,918)
                                                               ------------      ------------      ------------
          Total..............................................  $  1,601,821      $  1,549,174      $  1,503,724
                                                               ============      ============      ============
Earnings (loss) from continuing operations, before income tax and cumulative effect of changes in accounting principles
  Asset management...........................................  $     72,574      $    131,491      $    137,225
  Life insurance.............................................       142,907           128,714           (23,605)
  Securities brokerage.......................................       (12,775)           (1,476)          (27,562)
  Real estate................................................       (28,133)         (346,197)         (316,813)
  Other operations and corporate.............................       (53,967)          (21,679)          (44,116)
                                                               ------------      ------------      ------------
          Total..............................................  $    120,606      $   (109,147)     $   (274,871)
                                                               ============      ============      ============
Assets
  Asset management...........................................  $    566,167      $    581,215      $    510,133
  Life insurance.............................................    10,735,846        11,576,647        10,003,714
  Securities brokerage.......................................     1,560,037         1,645,058         2,017,562
  Real estate................................................       386,711           186,900           (16,529)
  Other operations and corporate.............................       264,211           423,113           186,805
  Net assets of discontinued operations......................            --                --           784,365
  Eliminations...............................................      (359,005)         (374,808)         (309,775)
                                                               ------------      ------------      ------------
          Total..............................................  $ 13,153,967      $ 14,038,125      $ 13,176,275
                                                               ============      ============      ============

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value disclosures are required under SFAS 107. Such fair value estimates are made at specific points in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. A significant portion of the Company's financial instruments are carried at fair value. (See the note captioned "Invested assets and related income" on page 54.) Fair value estimates for financial instruments not carried at fair value are generally determined using discounted cash flow models and assumptions that are based on judgments regarding current and future economic conditions and the risk characteristics of the investments. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could significantly affect the estimates, and such estimates should be used with care.

Fair value estimates are determined for existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and certain liabilities that are not considered financial instruments. Accordingly, the aggregate fair value estimates presented do not represent the underlying value of the Company. For example, the Company's subsidiaries are not considered financial instruments, and their value has not been incorporated into the fair value estimates. In addition, tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Fixed maturities: Fair values for fixed maturity securities carried at market value were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of market values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager, Kemper Financial Services, Inc.

Equity securities: Fair values for equity securities were based upon quoted market prices.

Cash and short-term investments: The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate fair values.

Mortgage loans and other real estate-related investments: Fair values for mortgage loans and other real estate-related investments were estimated on a project-by-project basis. Generally, the projected cash flows of the collateral are discounted using a discount rate of 10 to 12 percent. The resulting collateral estimates were then used to determine the value of the Company's real estate-related investments. The estimate of fair value should be used with care given the inherent difficulty of estimating the fair value of real estate due to the lack of a liquid quotable market.

Other loans and investments: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values. The fair values of policy loans were estimated by discounting the expected future cash flows using an interest rate charged on policy loans for similar policies currently being issued.

Securities purchased (sold) under agreements to resell (repurchase): As these securities (obligations) are short-term in nature, the carrying values approximate fair values.

Securities held by brokerage firm subsidiaries: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values.

Receivables from and payables to brokerage firms and customers: Fair values for receivables from and payables to brokerage firms and customers approximate the carrying values presented in the consolidated balance sheet.

Life policy benefits: Fair values of the life policy benefits regarding investments contracts (primarily deferred annuities) and universal life contracts were estimated by discounting gross benefit payments, net of contractual premiums, using the average crediting rate currently being offered in the marketplace for similar contracts with maturities consistent with those remaining for the contracts being valued. The Company had projected its future average crediting rate in 1994 and 1993 to be 5.6 percent and 5.0 percent, respectively, while the assumed average market crediting rate was 6.5 percent in 1994 and 5.25 percent in 1993.

Securities sold but not yet purchased: The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate fair values.

Long-term debt: Fair values for long-term debt were estimated by discounting the scheduled cash flows using the current rates offered to the Company for debt of the same remaining maturities.

Convertible debentures: The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate fair value.

Interest rate swaps: Fair values for these financial instruments were estimated by discounting the projected interest rate spread over the lives of the swaps.

Credit enhancement related to Orange County notes: Fair value was determined to be the excess of the face amount of the obligation over the estimated market value of the underlying Orange County securities. Such excess has been recorded in the consolidated financial statements as a realized loss.

The carrying values and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 were as follows:

                                                                                  DECEMBER 31
                                                              ----------------------------------------------------
                                                                        1994                        1993
                                                              ------------------------    ------------------------
                                                               CARRYING        FAIR        CARRYING        FAIR
                      (IN THOUSANDS)                            VALUE         VALUE         VALUE         VALUE
-----------------------------------------------------------   ----------    ----------    ----------    ----------
Financial instruments recorded as assets:
  Fixed maturities.........................................   $5,200,915    $5,200,915    $5,333,175    $5,333,175
  Equity securities........................................       25,118        25,118        98,968        98,968
  Cash and short-term investments..........................      581,138       581,138       966,506       966,506
  Mortgage loans and other real estate-related assets......    1,370,777     1,277,710     1,479,471     1,539,193
  Other loans and investments..............................      443,800       443,800       446,717       446,717
  Securities purchased under resale agreements.............      228,598       228,598       204,467       204,467
  Securities held by brokerage firm subsidiaries, at
     market................................................      193,414       193,414       285,695       285,695
  Accounts receivable from brokerage firms and customers...      730,149       730,149       776,971       776,971
Financial instruments recorded as liabilities:
  Life policy benefits excluding term and ordinary life....    6,893,089     6,540,900     7,077,126     7,007,153
  Securities sold under repurchase agreements..............      225,177       225,177       181,879       181,879
  Securities sold, not yet purchased, at market............       70,334        70,334        77,023        77,023
  Accounts payable to brokerage firms and customers........      265,823       265,823       354,998       354,998
  Long-term debt...........................................      369,226       300,707       349,237       423,639
  Convertible debentures of subsidiary.....................       33,113        33,113        45,651        45,651
Liability for off-balance sheet financial instruments:
  Interest rate swaps......................................           --         9,682            --        12,635
  Credit enhancement related to Orange County notes........           --        29,700            --            --

STOCKHOLDERS' EQUITY--RETAINED EARNINGS

Retained earnings includes $47.0 million in gross undistributed income of unconsolidated companies, net of income tax, at December 31, 1994.

Dividend distributions to Kemper Corporation from subsidiaries are restricted as to the amounts that may be paid without prior notice or approval by regulatory authorities in the asset management, securities brokerage and life insurance industries. The aggregate maximum dividend distribution that can be made by regulated subsidiaries during 1995 without prior approval is $153.4 million. The amount of dividends actually paid in cash by subsidiaries to Kemper Corporation during 1994 was $127.5 million.

Net income (loss) and stockholder's equity as determined in accordance with statutory accounting principles for the Company's life insurance subsidiaries are as follows:

                              (IN THOUSANDS)                                    1994        1993        1992
---------------------------------------------------------------------------   --------    --------    ---------
Net income (loss)..........................................................   $117,751    $  5,020    $(155,380)
                                                                              ========    ========    =========
Statutory surplus..........................................................   $595,719    $538,733    $ 444,460
                                                                              ========    ========    =========

SUBSEQUENT EVENT

On January 31, 1995, Kemper Financial Services, Inc. completed the sale of its 50 percent ownership interest in IFTC to State Street Boston Corporation ("State Street") in exchange for 2,986,111 shares of State Street common stock, subject to certain resale restrictions. The Company recorded an after-tax gain of approximately $12.0 million in the first quarter of 1995 from the sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) IDENTIFICATION OF DIRECTORS.

The section captioned ELECTION OF DIRECTORS of Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 3, 1995 for the annual meeting of stockholders to be held May 17, 1995 is incorporated herein by reference.

(B) IDENTIFICATION OF EXECUTIVE OFFICERS.

The section captioned EXECUTIVE OFFICERS OF THE REGISTRANT included in Part I at page 17 of this Annual Report on Form 10-K is incorporated herein by reference.

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES--not applicable.

(D) FAMILY RELATIONSHIPS--none.

(E) BUSINESS EXPERIENCE--see ITEMS 10(a) and 10(b).

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS--none.

(G) PROMOTERS AND CONTROL PERSONS--not applicable.

ITEM 11. EXECUTIVE COMPENSATION

The sections captioned COMPENSATION OF EXECUTIVE OFFICERS and COMPENSATION OF DIRECTORS of Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 3, 1995 for the annual meeting of stockholders to be held May 17, 1995 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The section captioned GENERAL INFORMATION of Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 3, 1995 for the annual meeting of stockholders to be held May 17, 1995 is incorporated herein by reference.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

The section captioned SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS of Kemper Corporation's Proxy Statement scheduled to be mailed on or about April 3, 1995 for the annual meeting of stockholders to be held May 17, 1995 is incorporated herein by reference.

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

(C) INDEBTEDNESS OF MANAGEMENT--not applicable.

(D) TRANSACTIONS WITH PROMOTERS--not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 45 in ITEM 8.

(A)(2) SCHEDULES.

The following schedules are supplemental to the consolidated financial statements of Kemper Corporation and subsidiaries and are located in this Annual Report on Form 10-K on the pages indicated. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are inapplicable.

                                                                                                        PAGE(S)
                                                                                                          OF
SCHEDULE                                             TITLE                                             FORM 10-K
--------   ------------------------------------------------------------------------------------------  ---------
  I        Summary of investments, other than investments in related parties, at December 31, 1994...    76
  II       Condensed financial information of Kemper Corporation (registrant only),
           at and for the three years ended December 31, 1994........................................   77-79
 III       Supplementary insurance information, for the year ended December 31, 1994*................    80
  IV       Reinsurance, for the year ended December 31, 1994*........................................    80
  V        Valuation and qualifying accounts, for the year ended December 31, 1994*..................    80

---------------
* These schedules for the years ended December 31, 1993 and 1992 are incorporated by reference to Kemper Corporation's Annual Reports on Form 10-K (file no. 1-10242) already on file with the SEC.

(A)(3) EXHIBITS.

The exhibits listed on the accompanying Index to Exhibits at pages 81 through 85 below are filed as part of this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K.

During the three months ended December 31, 1994, Kemper Corporation filed four Current Reports on Form 8-K, and on February 6, 1995, Kemper Corporation filed one Current Report on Form 8-K (and an amendment thereto solely to correct an electronic transmission error), as follows:

DATE OF     DATE OF       ITEM
 FILING      REPORT     NUMBER(S)                                   ITEMS REPORTED
--------    --------    ---------    -----------------------------------------------------------------------------
10-31-94    10-25-94    5 and 7      The Company's nine-month 1994 earnings; and pro forma financial information with respect to the Company's then-planned merger.
11-21-94    11-20-94       5         Termination of the merger agreement; and rescheduling of the previously postponed annual meeting of stockholders.
 12-8-94    11-21-94       5         Revisions to the Company's credit ratings.
12-20-94    12-15-94       5         The Company's credit enhancing arrangements with respect to $198 million of
                                     Orange County notes held by five Kemper money market mutual funds.
  2-6-95    12-23-94       5         The sale of the Company's 50 percent interest in Investors Fiduciary Trust
                                     Company; revisions to the Orange County credit enhancements; and the results of the voting at the 1994 annual meeting of stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 16th day of March, 1995.

                            KEMPER CORPORATION
                            By:  /s/ DAVID B. MATHIS
                            ----------------------------------------------------
                            David B. Mathis
                            Chairman of the Board
                            and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER CORPORATION IN THE CAPACITIES
INDICATED ON THE   TH DAY OF MARCH, 1995.

                      SIGNATURE                           TITLE

/s/ DAVID B. MATHIS                                       Chairman of the Board, Chief Executive Officer and
------------------------------------------------------    Director
David B. Mathis

/s/ STEPHEN B. TIMBERS                                    President, Chief Operating Officer
------------------------------------------------------    and Director
Stephen B. Timbers

/s/ JOHN H. FITZPATRICK                                   Executive Vice President, Chief Financial Officer
------------------------------------------------------    and Director
John H. Fitzpatrick

/s/ JOSEPH R. SITAR                                       Senior Vice President
------------------------------------------------------    and Chief Accounting Officer
Joseph R. Sitar

                      SIGNATURE                           CAPACITIES

/s/ JOHN T. CHAIN JR.                                     Director
------------------------------------------------------
John T. Chain Jr.

/s/ J. REED COLEMAN                                       Director
------------------------------------------------------
J. Reed Coleman

/s/ RAYMOND F. FARLEY                                     Director
------------------------------------------------------
Raymond F. Farley

/s/ PETER B. HAMILTON                                     Director
------------------------------------------------------
Peter B. Hamilton

/s/ GEORGE D. KENNEDY                                     Director
------------------------------------------------------
George D. Kennedy

/s/ RICHARD D. NORDMAN                                    Director
------------------------------------------------------
Richard D. Nordman

/s/ KENNETH A. RANDALL                                    Director
------------------------------------------------------
Kenneth A. Randall

/s/ DANIEL R. TOLL                                        Director
------------------------------------------------------
Daniel R. Toll

                                                                      SCHEDULE I

                      KEMPER CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS

                               DECEMBER 31, 1994
                                 (in thousands)

Summary of investments, other than broker-dealer trading accounts, at December 31, 1994 are detailed as follows:

                                                                                        CARRYING     AMORTIZED
                                                                                        VALUE(A)      COST(B)
                                                                                       ----------    ----------
Fixed maturities:
  Government: United States.........................................................   $   12,928    $   13,381
                  Foreign...........................................................       27,205        30,262
  Obligations of states and political subdivisions, special revenue and
     non-guaranteed.................................................................      143,426       156,499
  Public utilities..................................................................      128,525       136,654
  Mortgage backed...................................................................    2,610,157     2,758,310
  Convertible bonds.................................................................       23,929        23,063
  All other corporate...............................................................    2,254,745     2,416,695
                                                                                       ----------    ----------
          Total fixed maturities....................................................    5,200,915     5,534,864
                                                                                       ----------    ----------
Equity securities:
     Common stocks..................................................................        1,809         2,033
     Nonredeemable preferred stocks.................................................       23,309        23,337
                                                                                       ----------    ----------
          Total equity securities...................................................       25,118        25,370
                                                                                       ----------    ----------
Total fixed maturities and equity securities........................................    5,226,033     5,560,234
                                                                                       ----------    ----------
Short-term investments..............................................................      349,651       349,651
Joint venture mortgage loans........................................................      616,192       616,192
Third-party mortgage loans..........................................................      418,313       418,313
Real estate owned...................................................................       78,681        78,681
Other real estate-related investments...............................................      257,591       257,591
Other loans and investments:
  Policy loans......................................................................      383,504       383,504
  Other loans and investments.......................................................       60,296        60,296
                                                                                       ----------    ----------
          Total other loans and investments.........................................      443,800       443,800
                                                                                       ----------    ----------
          Total investments.........................................................   $7,390,261    $7,724,462
                                                                                       ==========    ==========

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

See notes to consolidated financial statements.

                                                                     SCHEDULE II

                               KEMPER CORPORATION

                   CONDENSED BALANCE SHEET (REGISTRANT ONLY)
                             (dollars in thousands)

                                                                                            DECEMBER 31
                                                                                     -------------------------
                                                                                        1994          1993
                                                                                     ----------    -----------
ASSETS
Cash..............................................................................   $      330    $     1,377
Investment in common stock of affiliates..........................................      618,023      1,071,936
Notes receivable--affiliates......................................................    1,091,329        866,914
Short-term investments............................................................       54,842        162,616
Property and equipment, net.......................................................        2,799          2,269
Accounts receivable and other assets..............................................       17,459         42,537
                                                                                     ----------    -----------
          Total assets............................................................   $1,784,782    $ 2,147,649
                                                                                     ==========    ============
LIABILITIES
Accounts payable and accrued expenses.............................................   $  131,175    $   132,412
6.875% Notes Due 2003.............................................................      200,000        200,000
8.80% Notes Due 1998..............................................................      110,750        110,750
Medium-term notes.................................................................       35,500         65,500
Notes payable--other..............................................................       50,000         20,000
                                                                                     ----------    -----------
          Total liabilities.......................................................      527,425        528,662
                                                                                     ----------    -----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value(a):
  Series A Convertible(b).........................................................          363            600
  Series C Perpetual(c)...........................................................      100,000        100,000
  Series D Convertible(d).........................................................       30,000         30,000
  Series E Convertible(e).........................................................      230,000        230,000
Common stock, $5 par value(f).....................................................      331,150        323,104
Additional paid-in capital........................................................      366,944        313,531
Unrealized loss on foreign currency translations..................................      (35,888)       (56,878)
Unrealized gain (loss) on investments, net of tax.................................     (323,201)       155,004
Retained earnings.................................................................    1,586,820      1,549,580
                                                                                     ----------    -----------
          Subtotal................................................................    2,286,188      2,644,941
Less treasury shares, at cost(g)..................................................   (1,028,831)    (1,025,954)
                                                                                     ----------    -----------
          Total stockholders' equity..............................................    1,257,357      1,618,987
                                                                                     ----------    -----------
          Total liabilities and stockholders' equity..............................   $1,784,782    $ 2,147,649
                                                                                     ==========    ============

(a) Authorized 20,000,000 shares.

(b) Issued December 31, 1994, 14,526 shares; December 31, 1993, 23,998 shares.

(c) Issued December 31, 1994, 2,000,000 shares; December 31, 1993, 2,000,000 shares.

(d) Issued December 31, 1994, 66,638.53 shares; December 31, 1993, 66,638.53 shares.

(e) Issued December 31, 1994, 4,600,000 shares; December 31, 1993, 4,600,000 shares.

(f) Authorized 200,000,000 shares: issued December 31, 1994, 66,229,940 shares; December 31, 1993, 64,620,863 shares.

(g) December 31, 1994, 31,812,456 shares of common stock; December 31, 1993, 31,717,505 shares of common stock.

See notes to consolidated financial statements.

                                                                     SCHEDULE II
                                                                       CONTINUED

                               KEMPER CORPORATION

              CONDENSED STATEMENT OF OPERATIONS (REGISTRANT ONLY)
                                 (in thousands)

                                                                                    YEAR ENDED DECEMBER 31
                                                                             -------------------------------------
                                                                               1994          1993          1992
                                                                             ---------    ----------    ----------
Dividends from continuing subsidiaries:
     Federal Kemper Life Assurance Company................................   $  95,500    $   31,683    $   41,683
     Kemper Asset Holdings, Inc...........................................      32,000            --            --
     Kemper Financial Companies, Inc......................................          --            --        23,451
                                                                             ---------    ----------    ----------
          Total...........................................................     127,500        31,683        65,134
Interest and other income, net of operating expenses and income tax.......       8,334        (1,175)      (12,277)
                                                                             ---------    ----------    ----------
          Subtotal, before cumulative effect of changes in accounting
           principles.....................................................     135,834        30,508        52,857
Cumulative effect of changes in accounting principles, net of tax.........          --        (2,530)       (1,226)
                                                                             ---------    ----------    ----------
          Subtotal........................................................     135,834        27,978        51,631
                                                                             ---------    ----------    ----------
Equity in undistributed earnings (loss) of continuing subsidiaries after deducting dividends received:
     Asset management.....................................................      69,334        99,087        88,288
     Life insurance.......................................................      (5,318)       48,095       (67,133)
     Securities brokerage.................................................      (2,238)       (3,640)      (38,433)
     Real estate..........................................................     (18,021)     (257,753)     (209,117)
     Other operations.....................................................     (93,878)      (15,051)      (39,912)
                                                                             ---------    ----------    ----------
          Total...........................................................     (50,121)     (129,262)     (266,307)
                                                                             ---------    ----------    ----------
          Net income (loss) from continuing operations....................      85,713      (101,284)     (214,676)
Income from discontinued operations, net of tax...........................          --        39,929        11,276
Gain (loss) on sale of discontinued operations to related party, net of
  tax.....................................................................        (576)      204,668            --
Gain on other sales of discontinued operations, net of tax................       6,303        92,174            --
                                                                             ---------    ----------    ----------
          Net income (loss)...............................................   $  91,440    $  235,487    $ (203,400)
                                                                             =========    ==========    ==========

See notes to consolidated financial statements.

                                                                     SCHEDULE II
                                                                       CONTINUED

                               KEMPER CORPORATION

              CONDENSED STATEMENT OF CASH FLOWS (REGISTRANT ONLY)
                                 (in thousands)

                                                                              YEAR ENDED DECEMBER 31
                                                                    -------------------------------------------
                                                                       1994            1993            1992
                                                                    -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................................   $    91,440     $   235,487     $  (203,400)
  Reconcilement of net income (loss) to net cash provided:
     Equity in undistributed net loss of continuing
       subsidiaries..............................................        50,121         129,262         266,307
     Gains on sales of discontinued operations...................        (5,727)       (296,842)             --
     Change in non-cash items:
       Accounts receivable and other assets......................        25,144         (20,639)          2,588
       Account payable and accrued expenses......................         4,490         (28,513)          7,318
       Other, net................................................        (4,492)        (15,642)         34,674
                                                                    -----------     -----------     -----------
          Net cash provided by operating activities..............       160,976           3,113         107,487
                                                                    -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable, net..............................      (224,415)       (387,964)       (219,100)
  Purchase of short-term investments.............................    (1,444,012)     (3,720,358)     (2,183,816)
  Sale of short-term investments.................................     1,556,237       3,589,183       2,303,455
  Investment in affiliates.......................................       (53,055)       (110,232)       (147,326)
  Sale of discontinued operations................................            --         380,269              --
  Other, net.....................................................          (575)           (780)             --
                                                                    -----------     -----------     -----------
          Net cash used in investing activities..................      (165,820)       (249,882)       (246,787)
                                                                    -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issued..............................        61,459          28,995          18,180
  Issuance of 6.875% Notes Due 2003..............................            --         200,000              --
  Issuance of preferred stock....................................            --         251,920         100,000
  Treasury shares acquired.......................................        (6,715)         (2,786)           (914)
  Dividends paid to stockholders.................................       (54,569)        (56,458)        (44,951)
  Increase (decrease) in notes payable and medium-term
     notes, net..................................................            --        (175,390)         66,890
  Other, net.....................................................         3,622             960             626
                                                                    -----------     -----------     -----------
          Net cash provided by financing activities..............         3,797         247,241         139,831
                                                                    -----------     -----------     -----------
Net increase (decrease) in cash..................................        (1,047)            472             531
CASH, beginning of year..........................................         1,377             905             374
                                                                    -----------     -----------     -----------
          CASH, end of year......................................   $       330     $     1,377     $       905
                                                                    ============    ============    ============

See notes to consolidated financial statements.

                                                                    SCHEDULE III

                      KEMPER CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                          YEAR ENDED DECEMBER 31, 1994
                                 (in thousands)

        A                             B              C            F            G              H               I             J
------------------               -----------    -----------    --------    ----------    ------------    -----------    ---------
                                                                                          INSURANCE
                                  DEFERRED                                               CLAIM COSTS      AMORTIZED
                                   POLICY          LIFE                       NET            AND           POLICY         OTHER
                                 ACQUISITION      POLICY       PREMIUM     INVESTMENT    POLICYHOLDER    ACQUISITION    OPERATING
     SEGMENT                        COSTS       BENEFITS(1)    REVENUE       INCOME        BENEFITS         COSTS       EXPENSES
------------------               -----------    -----------    --------    ----------    ------------    -----------    ---------
Asset management..............    $       --    $        --    $     --     $      --      $     --        $    --       $    --
Life insurance................       696,804      7,871,160     151,830       519,139       474,614         59,169        10,894
Securities brokerage..........            --             --          --            --            --             --            --
Real estate...................            --             --          --       (37,546)           --             --            --
Other operations and
  corporate...................            --             --          --        11,493            --             --            --
Eliminations..................            --             --          --        (8,290)           --             --            --
                                  ----------    -----------    --------     ---------      --------        -------       -------
     Total....................    $  696,804    $ 7,871,160    $151,830     $ 484,796      $474,614        $59,169       $10,894
                                  ==========    ===========    ========     =========      ========        =======       =======

---------------
(1) Includes $741.9 million of ceded life policy benefits.

                                                                     SCHEDULE IV

                      KEMPER CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

                          YEAR ENDED DECEMBER 31, 1994
                             (dollars in thousands)

                                                                                                             PERCENT
                                                                                                               OF
                                                               CEDED TO        ASSUMED                       AMOUNT
                                                 GROSS           OTHER        FROM OTHER         NET         ASSUMED
                   1994                         AMOUNT         COMPANIES      COMPANIES        AMOUNT        TO NET
-------------------------------------------   -----------     -----------     ----------     -----------     -------
Life insurance in-force....................   $97,463,596     $28,973,662      $ 26,631      $67,516,565       0.0%
                                              ===========     ===========      ========      ===========       ===
Life insurance premium revenue.............   $   216,954     $    65,174      $     50      $   151,830       0.0%
                                              ===========     ===========      ========      ===========       ===

                                                                      SCHEDULE V

                      KEMPER CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1994
                                 (in thousands)

                                                                     ADDITIONS
                                                            ----------------------------
                                             BALANCE AT     CHARGED TO                                          BALANCE AT
                                            DECEMBER 31,    COSTS AND       CHARGED TO                         DECEMBER 31,
               DESCRIPTION                      1993         EXPENSES     OTHER ACCOUNTS    DEDUCTIONS             1994
-----------------------------------------   ------------    ----------    --------------    ----------         ------------
Asset valuation reserves:
  Joint venture mortgage loans...........     $182,557         $ --          $     --       $ (112,158)          $ 70,399
  Third-party mortgage loans.............           --           --            15,535               --             15,535
  Other real estate-related
     investments.........................      263,091           --                --         (165,824)            97,267
                                              --------         ----          --------       ----------           --------
       Total.............................     $445,648         $ --          $ 15,535(1)    $ (277,982)(2)       $183,201
                                              ========         ====          ========       ==========           ========

---------------
(1) Charged to realized investment gain (loss) in the consolidated statement of operations.

(2) These deductions represent the net effect on the valuation reserves of write-downs, sales, foreclosures and restructurings.

INDEX TO EXHIBITS

EXHIBIT NO.
(3)    Articles of incorporation and bylaws:

       3.1(a)     Second Restated Certificate of Incorporation of Kemper Corporation.+

       3.1(b)     Certificate of Amendment of Second Restated Certificate of Incorporation of Kemper
                  Corporation.+

       3.1(c)     Certificate of Correction of Certificate of Amendment of Second Restated Certificate of
                  Incorporation of Kemper Corporation.+

       3.1(d)     Certificate of Designations, Preferences and Rights of Series B Junior Participating
                  Preferred Stock, Without Par Value, of Kemper Corporation.+

       3.1(e)     Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred
                  Stock of Kemper Corporation.+

       3.1(f)     Certificate of Designations, Preferences and Rights of Series D Index Exchangeable
                  Preferred Stock of Kemper Corporation.+

       3.1(g)     Certificate of Designations, Preferences and Rights of Series E Cumulative Convertible
                  Preferred Stock, Without Par Value, of Kemper Corporation.+

       3.1(h)     Certificate of Correction of Second Restated Certificate of Incorporation of Kemper
                  Corporation.+

       3.2        Bylaws of Kemper Corporation.+

       3.3        Amendment to Bylaws.

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

       4.1(c)     Indenture dated as of September 15, 1993 between Kemper Corporation and The First
                  National Bank of Chicago, defining the rights of holders of certain debt securities of
                  Kemper Corporation is incorporated herein by reference to the identically numbered exhibit to Kemper Corporation's Annual Report on Form 10-K filed March 30, 1994.

       4.2(a)     Form of Rights Agreement, dated as of July 18, 1990, between Kemper Corporation and
                  Harris Trust and Savings Bank is incorporated herein by reference to Exhibit No. 1 to the
                  Form 8-A filed by Kemper Corporation on July 20, 1990.

       4.2(b)     First Amendment to Rights Agreement, dated as of June 26, 1994, between Kemper
                  Corporation and Harris Trust and Savings Bank is incorporated herein by reference to
                  Exhibit No. 2 to the Form 8-A/A filed by Kemper Corporation on July 20, 1994.

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

       4.3(d)     Form of certificates representing Kemper Corporation's 6.875% Notes Due 2003 is incorporated herein by reference to the identically numbered exhibit to Kemper
                  Corporation's Annual Report on Form 10-K filed March 30, 1994.

       4.4        Certificate of Incorporation and Bylaws of Kemper Corporation, defining the rights of holders of Kemper Corporation's Common Stock and Preferred Stock, are filed as described in Exhibit No. 3 hereof.

EXHIBIT NO.
(9)    Voting trust agreement--none.

(10)   Material contracts:

       10.1(a)    Credit Agreement dated as of November 1, 1993 among Kemper Corporation, certain banks, certain co-agents and The First National Bank of Chicago as administrative agent.+

       10.1(b)    Credit Agreement dated as of November 1, 1993 among Kemper Corporation, certain banks, certain co-agents and The First National Bank of Chicago as administrative agent.+

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

      * 10.3(a)   The Kemper Financial Companies, Inc. 1986 Stock Option Plan is incorporated herein by reference to Exhibit No. 10.4(a) to Kemper Financial Companies, Inc.'s Form S-4
                  Registration Statement No. 33-8259 filed August 26, 1986.

      * 10.3(b)   The Kemper Financial Companies, Inc. 1987 Stock Option Plan is incorporated herein by reference to Exhibit No. 10.4(b) to Kemper Corporation's Annual Report on Form 10-K filed
                  March 31, 1987.

      * 10.3(c)   The Kemper Financial Companies, Inc. 1988 Stock Option Plan is incorporated herein by reference to Exhibit No. 10.4(c) to Kemper Corporation's Annual Report on Form 10-K filed
                  March 31, 1987.

       10.4(a)    Purchase Agreement executed October 24, 1986 by and between Kemper Financial Companies,
                  Inc. and The First National Bank of Chicago is incorporated herein by reference to
                  Exhibit No. 10.6 to Kemper Corporation's Annual Report on Form 10-K filed March 31, 1987.

       10.4(b)    Amendment dated December 23, 1993 to Purchase Agreement executed October 24, 1986 is incorporated herein by reference to Exhibit No. 10.4(b) to Kemper Corporation's Annual
                  Report on Form 10-K filed March 30, 1994.

      * 10.5(a)   The Kemper Financial Services Profit Sharing Plan is incorporated herein by reference to
                  Exhibit No. 10.5(a) to Kemper Financial Companies, Inc.'s Form S-4 Registration Statement
                  No. 33-8259 filed August 26, 1986.

      * 10.5(b)   The Kemper Financial Services Supplemental Benefit Plan is incorporated herein by reference to Exhibit No. 10.5(b) to Kemper Financial Companies, Inc.'s Form S-4
                  Registration Statement No. 33-8259 filed August 26, 1986.

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

       10.6(c)    Supplemental Indenture dated April 20, 1987 between Kemper Financial Companies, Inc. and
                  Continental Illinois National Bank and Trust Company of Chicago, supplemental to the
                  Indenture described in Exhibit No. 10.6(a) hereof, is incorporated herein by reference to
                  Exhibit No. 19 to Kemper Corporation's Quarterly Report on Form 10-Q filed May 15, 1987.

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

EXHIBIT NO.
       10.6(f)    Supplemental Indenture dated as of April 26, 1990 between Kemper Financial Companies,
                  Inc. and Continental Bank, National Association, supplemental to the Indenture described in Exhibit No. 10.6(a) hereof, is incorporated herein by reference to Exhibit No. 4(f) to
                  Kemper Financial Companies, Inc.'s Amendment No. 1 to Form S-2 Registration Statement No.
                  33-34556 filed May 7, 1990.

       10.7       Investment Agreements between Kemper Financial Services, Inc., including certain of its subsidiaries, and Lumbermens Mutual Casualty Company, including certain of its subsidiaries, are incorporated herein by reference to Exhibit No. 10.16 of Kemper
                  Corporation's Annual Report on Form 10-K filed March 29, 1990.

      * 10.8(a)   Kemper Corporation 1982 Incentive Stock Option Plan is incorporated herein by reference to Exhibit No. 10 to Kemper Corporation's Annual Report on Form 10-K filed March 31,
                  1982.

      * 10.8(b)   Kemper Corporation 1985 Amended Stock Option Plan is incorporated herein by reference to
                  Exhibit A to Kemper Corporation's Proxy Statement mailed April 22, 1987 for the annual meeting of stockholders held May 20, 1987.

      * 10.8(c)   Kemper Corporation 1990 Stock Option Plan is incorporated herein by reference to Exhibit
                  B to Kemper Corporation's Proxy Statement mailed April 1, 1991 for the annual meeting of stockholders held May 15, 1991.

      * 10.9      Kemper Corporation Non-Management Director Stock Option Plan is incorporated herein by reference to Exhibit A to Kemper Corporation's Proxy Statement mailed April 1, 1991 for the annual meeting of stockholders held May 15, 1991.

      * 10.10(a)  Kemper Corporation Executive Deferred Compensation Program is incorporated herein by reference to Exhibit No. 10.10(a) to Kemper Corporation's Annual Report on Form 10-K
                  filed April 1, 1991.

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

EXHIBIT NO.
       10.14(a)   Partnership Agreement dated April 1, 1991 between National Loss Control Service
                  Corporation and Kemper National Services, Inc. is incorporated herein by reference to
                  Exhibit No. 10.14(a) to Kemper Corporation's Annual Report on Form 10-K filed April 1,
                  1991.

       10.14(b)   Sponsors' Agreement dated April 1, 1991 among Lumbermens Mutual Casualty Company, Kemper
                  Corporation and Kemper Risk Management Services is incorporated herein by reference to
                  Exhibit No. 10.14(b) to Kemper Corporation's Annual Report on Form 10-K filed April 1,
                  1991.

       10.14(c)   First Amendment to the Sponsors' Agreement dated August 2, 1993 by and between Lumbermens
                  Mutual Casualty Company and Kemper Corporation.+

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

       10.16(a)   Participation Agreement dated as of December 31, 1991 by and among Kemper Investors Life
                  Insurance Company, Federal Kemper Life Assurance Company and Lumbermens Mutual Casualty
                  Company is incorporated herein by reference to Exhibit No. 10.17(a) to Kemper
                  Corporation's Annual Report on Form 10-K filed March 30, 1992.

       10.16(b)   Guaranty Agreement dated December 31, 1991 by and between Kemper Corporation and
                  Lumbermens Mutual Casualty Company is incorporated herein by reference to Exhibit No.
                  10.16(b) to Kemper Corporation's Annual Report on Form 10-K filed March 30, 1992.

       10.17      Stock Purchase Agreement dated July 1, 1993 by and between Kemper Corporation and St.
                  Paul Fire and Marine Insurance Company is incorporated herein by reference to Exhibit No.
                  10 on Form 8-K filed September 15, 1993.

       10.18(a)   Stock Exchange Agreement dated March 18, 1993 by and between Kemper Corporation and
                  Lumbermens Mutual Casualty Company is incorporated herein by reference to Exhibit No.
                  10.1 to Kemper Corporation's Current Report on Form 8-K filed March 24, 1993.

       10.18(b)   First Amendment dated August 1, 1993 to Stock Exchange Agreement dated March 18, 1993.+

       10.19(a)   Agreement to Form Partnership is incorporated herein by reference to Exhibit No. 10.5 to
                  Kemper Corporation's Current Report on Form 8-K filed March 24, 1993.

       10.19(b)   Master Limited Partnership Agreement dated as of July 15, 1993.+

       10.20      Stock Purchase Agreement dated as of November 23, 1993 by and among Kemper Corporation,
                  Associated Insurance Companies, Inc. and Anthem P&C Holdings, Inc. is incorporated herein by reference to Exhibit No. 10 to Kemper Corporation's Current Report on Form 8-K filed
                  January 18, 1994.

       10.21(a)   Agreement and Plan of Merger dated as of June 26, 1994 among Conseco, Inc., KC
                  Acquisition, Inc. and Kemper Corporation is incorporated herein by reference to Exhibit
                  No. 10 to Kemper Corporation's Quarterly Report on Form 10-Q filed August 12, 1994.

       10.21(b)   Termination Agreement dated as of November 18, 1994 between Conseco, Inc. and Kemper
                  Corporation.

       10.22(a)   Reinsurance Agreement dated as of May 1, 1991 by and between Kemper Investors Life
                  Insurance Company and Fidelity Life Association.+

       10.22(b)   Reinsurance Agreement dated as of December 1, 1992 by and between Kemper Investors Life
                  Insurance Company and Fidelity Life Association.+

       10.22(c)   Reinsurance Agreement dated March 31, 1989 by and between Federal Kemper Life Assurance
                  Company and Fidelity Life Association.+

     * 10.23      Form of Termination Protection Agreement effective March 17, 1994.+

       10.24      Put and Call Agreement and Guaranty dated as of December 15, 1994 is incorporated herein by reference to Exhibit No. 10 to Kemper Corporation's Current Report on Form 8-K filed
                  December 20, 1994.

EXHIBIT NO.
       10.25(a)   Letter of Credit Agreement dated as of January 26, 1995 among Kemper Asset Holdings,
                  Inc., the banks party thereto and The Bank of New York, as administrative agent and issuing bank.

       10.25(b)   First Amendment to Letter of Credit Agreement dated as of February 27, 1995 among Kemper
                  Asset Holdings, Inc., the banks party thereto and The Bank of New York, as administrative agent and issuing bank.

       10.25(c)   Kemper Corporation Guaranty Agreement dated as of January 26, 1995.

       10.25(d)   Restated Note Proceeds Transfer Agreement dated as of February 27, 1995 among Kemper
                  Asset Holdings, Inc., certain Massachusetts business trusts, and Kemper Corporation as guarantor.

(11)              Statement regarding computation of per share earnings--the computation of consolidated net income (loss) per share for the three years ended December 31, 1994 is included as a note to the consolidated financial statements of the Company on page 62.

(12)              Statement regarding computation of ratios--not applicable.

(13)              Annual report to security holders--not applicable.

(18)              Letter regarding change in accounting principles--not applicable.

(21)              Subsidiaries of the registrant--a list of all of Kemper Corporation's subsidiaries, except for those which, considered in the aggregate, would not constitute a significant subsidiary, is filed as Exhibit No. 21 to this Annual Report on Form 10-K.

(22)              Published report regarding matters submitted to a vote of security holders--the section captioned "Annual Meeting of Stockholders" is incorporated herein by reference to Kemper
                  Corporation's Current Report on Form 8-K/A filed February 6, 1995.

(23)              Consents of experts and counsel--the consent of KPMG Peat Marwick LLP is contained in
                  ITEM 8 of this Annual Report on Form 10-K.

(24)              Power of attorney--a power of attorney is included above at the signature page of this
                  Annual Report on Form 10-K.

(27)              Financial Data Schedule.

(28)              Information from reports furnished to state insurance regulatory authorities--not applicable.

(99)              Additional exhibits--none.

* Asterisked exhibits constitute management contracts or compensatory plans or arrangements.
+ Incorporated herein by reference to the identically numbered exhibit to Kemper Corporation's Annual Report on Form 10-K filed March 30, 1994.