Form 10-Q
period 1995-03-31
KEMPER CORP
filed 1995-05-15
CIK 55195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended March 31, 1995.

/ /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the transition period from N/A to N/A.

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

                                 708-320-4700
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                 ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1995, 34,587,050 shares of Kemper Corporation Common Stock, $5 par value, were outstanding.

KEMPER CORPORATION
                               FIRST-QUARTER 1995
                                   FORM 10-Q


PART I.  FINANCIAL STATEMENTS                                     Page
                                                                  ----
Consolidated Balance Sheet - March 31, 1995 and December 31, 1994.  3
Consolidated Statement of Operations -
   Three months ended March 31, 1995 and 1994.....................  4
Consolidated Statement of Cash Flows -
   Three months ended March 31, 1995 and 1994.....................  5
Notes to Consolidated Financial Statements........................  6

Management's Discussion and Analysis -
   Results of Operations.......................................... 10
   Investments.................................................... 24
   Liquidity and Capital Resources................................ 35


PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K........................ 39

Signatures........................................................ 40

                      KEMPER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                                                       March 31     December 31
                                                                                         1995          1994
                                                                                    -----------     -----------
ASSETS
  Investments:
    Fixed maturities available for sale, at market
      (cost 1995, $5,453,206; 1994, $5,534,864)                                     $ 5,309,357     $ 5,200,915
    Equity securities, at market (cost 1995, $138,657; 1994, $40,669)                   138,438          40,417
    Short-term investments                                                              286,106         349,651
    Joint venture mortgage loans                                                        647,894         616,192
    Third-party mortgage loans                                                          379,992         418,313
    Other real estate-related investments                                               343,515         336,272
    Other loans and investments                                                         445,220         443,800
                                                                                    -----------     -----------
      Total investments                                                               7,550,522       7,405,560

  Cash                                                                                  171,850         205,898
  Other accounts and notes receivable                                                   508,802         356,265
  Reinsurance recoverable                                                               711,255         741,867
  Deferred insurance acquisition costs                                                  707,102         696,804
  Deferred investment product sales costs                                               159,704         166,397
  Other assets                                                                           83,246         175,037
  Net assets of discontinued operations                                                 132,183         249,033
  Assets of separate accounts                                                         1,626,596       1,871,777
                                                                                    -----------     -----------
    Total assets                                                                    $11,651,260     $11,868,638
                                                                                    ===========     ===========

LIABILITIES
  Life policy benefits                                                              $ 6,958,839     $ 7,129,293
  Ceded life policy benefits                                                            711,255         741,867
  Other accounts payable and liabilities                                                488,660         424,388
  Notes payable                                                                          54,173          54,173
  Long-term debt                                                                        355,627         356,670
  Convertible debentures of subsidiary                                                   32,699          33,113
  Liabilities of separate accounts                                                    1,626,596       1,871,777
                                                                                    -----------     -----------
    Total liabilities                                                                10,227,849      10,611,281
                                                                                    -----------     -----------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock-no par value (outstanding 1995 and 1994, 6,681,165 shares)            360,363         360,363
  Common stock-$5.00 par value (issued 1995, 66,334,045; 1994, 66,229,940 shares)       331,670         331,150
  Additional paid-in capital                                                            370,392         366,944
  Unrealized loss on foreign currency translations                                      (36,557)        (35,888)
  Unrealized loss on investments                                                       (124,876)       (323,201)
  Retained earnings                                                                   1,551,241       1,586,820
  Treasury shares, at cost (1995, 31,812,441; 1994, 31,812,456 shares)               (1,028,822)     (1,028,831)
                                                                                    -----------     -----------
    Total stockholders' equity                                                        1,423,411       1,257,357
                                                                                    -----------     -----------
    Total liabilities and stockholders' equity                                      $11,651,260     $11,868,638
                                                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                 (unaudited)

                                                                      Three months ended
                                                                          March 31
                                                                    --------------------
                                                                      1995          1994
                                                                    --------    --------
Revenue
Asset management income                                             $101,967    $118,998
Net investment income                                                131,629     109,173
Insurance premium income                                              38,331      36,901
Realized investment gain                                              43,433      29,396
Other income                                                          24,638      26,700
                                                                    --------    --------
    Total revenue                                                    339,998     321,168
                                                                    --------    --------
Benefits and expenses
Asset management expenses                                             66,462      72,707
Amortized investment product sales costs                              13,762      12,901
Insurance claim costs and policyholder benefits                      122,352     119,449
Amortized policy acquisition costs                                    27,981      19,189
Interest expense                                                       9,625       8,268
Other expenses                                                         6,718       8,211
                                                                    --------    --------
    Total benefits and expenses                                      246,900     240,725
                                                                    --------    --------
    Earnings from continuing operations before income tax             93,098      80,443
                                                                    --------    --------
Income tax (benefit)
 Current                                                              23,900      38,426
 Deferred                                                             23,704      (9,609)
                                                                    --------    --------
    Total income tax                                                  47,604      28,817
                                                                    --------    --------
    Income from continuing operations                                 45,494      51,626
Income (loss) from discontinued operations, net of tax                (3,215)      2,677
Gain (loss) on divestitures of discontinued operations, net of tax   (64,034)      2,478
                                                                    --------    --------

    Net income (loss)                                               $(21,755)   $ 56,781
                                                                    ========    ========
Net income (loss) applicable to common stockholders                 $(27,651)   $ 50,414
                                                                    ========    ========
Net income (loss) per share:
Primary
Income from continuing operations                                   $   1.14    $   1.35
Income (loss) from discontinued operations                             (1.93)        .15
                                                                    --------    --------
    Net income (loss) per share                                     $   (.79)   $   1.50
                                                                    ========    ========
Fully diluted
Income from continuing operations                                   $   1.14    $   1.24
Income (loss) from discontinued operations                             (1.93)        .13
                                                                    --------    --------
    Net income (loss) per share                                     $   (.79)   $   1.37
                                                                    ========    ========

Cash dividends declared and paid per common share                   $    .23    $    .23
                                                                    ========    ========

See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                             -----------------------
                                                                                1995           1994
                                                                             ---------       --------
Cash flows from operating activities
  Net income (loss)                                                         $ (21,753)      $  56,781
  Reconcilement of net income (loss) to net cash provided:
    Realized investment gain                                                  (43,433)        (29,395)
    Loss (gain) from sale of discontinued operations                           67,250          (2,478)
    Life policy benefits                                                       71,839          92,031
    Deferred federal income tax                                                21,848          72,185
    Deferred insurance acquisition costs                                       (1,587)        (11,481)
    Deferred investment product sales costs                                     6,693             850
    Amortization on investments                                                (3,986)          7,658
    Other accounts and notes receivable                                       (23,326)        (33,989)
    Other accounts payable and liabilities                                    125,887         (27,500)
    Equity income from affiliates                                               2,941          15,127
    Other                                                                     (33,996)          3,119
                                                                            ---------      ----------
      Net cash provided from operating activities                             168,377         142,908
                                                                            ---------      ----------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                                          41,863          31,527
    Fixed maturities sold prior to maturity                                    70,317         473,214
    Equity securities                                                             248          63,248
    Mortgage loans, other loans and investments                                77,231         208,316
  Cost of investments purchased:
    Fixed maturities                                                          (30,082)       (998,298)
    Equity securities                                                            (162)           (379)
    Mortgage loans, other loans and investments                               (72,793)       (102,182)
  Short-term investments, net                                                  68,072         388,205
  Unsettled investment transactions, net                                      (29,038)       (116,683)
  Discontinued operations                                                       2,750         (13,000)
  Other                                                                        20,387         (32,131)
                                                                            ---------      ----------
    Net cash provided by (used in) investing activities                       148,793         (98,163)
                                                                            ---------      ----------

Cash flows from financing activities
  Policyholder account balances:
    Deposits                                                                  102,517         106,245
    Withdrawals                                                              (344,810)       (232,210)
  Dividends paid to stockholders                                              (13,826)        (13,465)
  Increase in notes payable, net                                                  -            (1,043)
  Other                                                                       (95,099)         39,681
                                                                            ---------      ----------
    Net cash used in financing activities                                    (351,218)       (100,792)
                                                                            ---------      ----------

    Net decrease in cash                                                      (34,048)        (56,047)
    Cash, beginning of period                                                 205,898         229,937
                                                                            ---------       ---------
    Cash, end of period                                                     $ 171,850       $ 173,890
                                                                            =========       =========

  See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS (unaudited)

1. In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of operations for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1994 Annual Report on Form 10-K. Certain reclassifications have been made in these financial statements for 1994 to conform to the 1995 presentation.

2. Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Net income per share reflects the effect of employee interests in Kemper Financial Companies, Inc. on a fully converted basis. The calculation of primary net income (loss) per share is as follows:


                                                                   Three months ended
                                                                        March 31
                                                                 ---------------------
(in thousands, except per share data)                             1995           1994
                                                                 -------       -------

Net income (loss) reported                                      $(21,755)      $56,781
Add back:
  Interest and amortization expense on convertible
    debentures of subsidiary, net of tax                            *              648
Deduct:
  Employee interests in subsidiary, assuming full conversion        *            1,133
  Dividends on preferred stock                                     5,896         5,882
                                                                --------       -------
Total                                                           $(27,651)      $50,414
                                                                ========       =======
Average common and equivalent shares outstanding                  34,851        33,621
                                                                ========       =======
Net income (loss) per share                                     $   (.79)      $  1.50
                                                                ========       =======

The calculation of net income (loss) per share on a fully diluted basis is as follows:

                                                                   Three months ended
                                                                        March 31
                                                                 --------------------
(in thousands, except per share data)                              1995         1994
                                                                 -------       -------

Net income (loss) reported                                       $(21,755)     $56,781
Add back:
  Interest and amortization expense on convertible
    debentures, net of tax                                           *             648
Deduct:
  Employee interests in subsidiary, assuming full conversion         *           1,133
  Dividends on preferred stock                                      2,187        2,188
                                                                 --------      -------
Total                                                            $(23,942)     $54,109
                                                                 ========      =======
Average common and equivalent shares outstanding                   40,398       39,584
                                                                 ========      =======
Net income (loss) per share                                      $   **        $  1.37
                                                                 ========      =======

* The effect of employee interests in Kemper Financial Companies, Inc. is anti-dilutive for the 1995 period; accordingly, net income is not adjusted.

** Net income per share on a fully diluted basis is anti-dilutive; accordingly, net income per share is not adjusted.

3. Certain accounts receivable are stated less an allowance for doubtful accounts of $2.6 million at March 31, 1995.

4. The change in unrealized gains (losses), net of applicable tax, on fixed maturities and equity securities not reflected in net income were $204.0 million and $(221.7) million for the three months ended March 31, 1995 and 1994, respectively.

5. At March 31, 1995, there were 20 million authorized shares of preferred stock with 24.0 thousand shares of Series A Cumulative Convertible Preferred Stock issued and outstanding, 2.0 million shares of Series C Cumulative Preferred Stock issued and outstanding, 66.6 thousand shares of Series D Index Exchangeable Preferred Stock issued and outstanding, and
     4.6 million shares of Series E Convertible Preferred Stock issued and outstanding. Of the 200 million shares of authorized common stock, there were 66.3 million issued and 34.5 million outstanding. There were 31.8 million treasury shares.

6. Kemper Corporation defines cash as cash, money market accounts and certain short-term investments with original maturities of three months or less. There were no federal income taxes paid during the three months ended March 31, 1995 and 1994. Interest payments totaled $11.5 million and $11.4 million for the three months ended March 31, 1995 and 1994, respectively.

7. Pursuant to SFAS 109 (Accounting for Income Taxes), deferred tax assets are recognized if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized. The Company has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely that not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's consolidated federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first three months of 1995, the valuation allowance was decreased by $66.5 million. This decrease in the valuation allowance solely relates to the decrease in the deferred federal tax asset from unrealized losses on investments.

     The tax effects of temporary differences that gave rise to significant portions of the Company's net deferred federal tax liability from continuing operations (included in "Other assets" in the consolidated balance sheet) were as follows:

                                                                      March 31       December 31
(in thousands)                                                          1995            1994
                                                                      ---------      -----------

Deferred federal tax assets:
  Real estate-related                                                 $ 168,949       $ 167,456
  Life policy reserves                                                  126,083         128,339
  Unrealized losses on investments                                       63,229         129,700
  Tax capitalization of deferred acquisition costs                       25,574          24,046
  Other investment-related                                               23,615          24,074
  Accrued employee benefits                                              12,550          13,409
  Accrued expenses                                                        9,899          11,874
  Other                                                                  17,437          15,926
                                                                      ---------       ---------
    Total deferred federal tax assets                                   447,336         514,824
Valuation allowance                                                    (114,908)       (181,379)
                                                                      ---------       ---------
     Total deferred federal tax assets after valuation
     allowance                                                          332,428         333,445
                                                                      ---------       ---------

Deferred federal tax liabilities:
  Deferred insurance acquisition costs                                  247,486         243,882
  Deferred investment product sales costs                                55,897          58,239
  Depreciation and amortization                                          31,666          31,580
  Other investment-related                                               29,102           6,454
  Other                                                                  13,868          14,407
                                                                      ---------       ---------
    Total deferred federal tax liabilities                              378,019         354,562
                                                                      ---------       ---------
Net deferred federal tax liability                                    $ (45,591)      $ (21,117)
                                                                      =========       =========

The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1990 are currently under examination by the IRS.

8. During the three months ended March 31, 1995, Kemper Financial Services, Inc. sold its 50 percent interest in Investors Fiduciary Trust Company and announced a definitive agreement to sell the business operations of its wholly owned subsidiary, Supervised Service Company, Inc. See "RESULTS OF OPERATIONS
- - Asset Management" in this Form 10-Q.

9. On April 3, 1995, Kemper Corporation announced its plan to divest its securities brokerage segment. As a result, these operations have been classified as part of discontinued operations at and for the period ended March 31, 1995. The following table sets forth selected financial information regarding the discontinued operations:

                                                Three months ended March 31
                                                ---------------------------
                                                  1995               1994
                                                --------           --------
      (in millions)
      Revenue                                   $  125.8           $  151.4
                                                ========           ========
      Income (loss), net of tax                 $   (3.2)          $    2.7
      Loss on divestiture, net of tax              (64.0)               2.5
                                                --------           --------
          Net income (loss)                     $  (67.2)          $    5.2
                                                =========          ========

                                             March 31, 1995    December 31, 1994
                                             --------------    -----------------
      Total assets                              $1,639.3           $1,641.8
      Total liabilities                          1,507.1            1,392.8
                                                --------           --------
          Net assets                            $  132.2           $  249.0
                                                ========           ========

10. On April 10, 1995, the Kemper Corporation entered into an agreement in principle to be acquired in a merger transaction. See "Management's Discussion and Analysis" on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS

During 1994, Kemper Corporation ("Kemper") faced both an unsolicited suitor and an unsuccessful merger agreement. The resulting distractions and uncertainties negatively impacted certain of the operations of Kemper and its subsidiaries (the "Company"). The Kemper board of directors has directed management to take all appropriate actions to maximize value for stockholders, which process continued through the first quarter of 1995.

On April 3, the Company approved a plan to divest its securities brokerage segment. The plan has resulted in the segment being reclassified as a component of discontinued operations.

On April 10, Kemper entered into an agreement in principle whereby Kemper would be acquired by an investor group comprised of Zurich Insurance Company, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. in a merger transaction valued at more than $2.0 billion. As of May 8, 1995, the parties agreed to extend until May 15, 1995 the May 8, 1995 termination date originally in the agreement in principle. Although there can be no assurance that a definitive agreement will be reached as expected in May, the transaction would be expected to close in the fourth quarter of 1995. Including the estimated value to be received from the divestiture of the securities brokerage segment, the total value to Kemper common stockholders from these transactions should approximate $51.00 per share. Both the securities brokerage divestiture plan and the agreement in principle were further described in a Form 8-K filed April 12, 1995, which descriptions are incorporated herein by reference.

RESULTS OF OPERATIONS

The following table is a summary of the Company's results by category, for the three months ended March 31, 1995 and 1994:

Summary of income (loss) by category
(in millions)

                                         1995                                      1994
                        ----------------------------------     -----------------------------------
                                      Net                                    Net
                                      realized    Net                        realized      Net
                        Operating     investment  income       Operating     investment    income
                        earnings(1)   results(2)  (loss)       earnings(1)   results(2)    (loss)
                        -----------   ---------   ------       -----------   ----------    ------

Asset management           $13.6        $ 10.9    $ 24.5         $21.0         $ -         $21.0
Life insurance              30.2           (.7)     29.5          28.8          10.2        39.0
Real estate                 (4.0)           -       (4.0)        (11.1)          8.8        (2.3)
Other                       (7.3)          2.8      (4.5)         (6.0)          (.1)       (6.1)
                           -----        ------    ------        ------         -----       -----
    Continuing operations   32.5          13.0      45.5          32.7          18.9        51.6
Discontinued operations     (3.2)        (64.0)    (67.3)          2.7           2.5         5.2
                           -----        ------    ------        ------         -----       -----
      Total                $29.3        $(51.0)   $(21.8)        $35.4         $21.4       $56.8
                           =====        ======    ======        ======         =====       =====

(1)  Net income (loss) excluding realized investment results.
(2)  See following table for realized investment results.

Realized investment gain (loss)
(in millions)

                                                  Three months ended March 31
                                                  ----------------------------
                                                     1995               1994
                                                  -----------        ---------
Fixed maturity write-downs                         $   -               $ 0.2
Other gains and losses, net                          43.4               29.6
                                                   ------              -----
      Realized investment gain from
        continuing operations                        43.4               29.4

Income tax expense                                   30.4               10.5
                                                   ------              -----
      Net realized investment gain
        from continuing operations                   13.0               18.9

Gain (loss) on divestiture of discontinued
  operations, net of tax                            (64.0)               2.5
                                                   ------              -----
      Total                                        $(51.0)             $21.4
                                                   ======              =====


Continuing operations

Operating earnings for continuing operations were $32.5 million in the first quarter of 1995, compared with $32.7 million in the same 1994 period.
Increased spreads on fixed rate annuities and effective expense control generated an improvement in life insurance operating earnings, and the real estate segment benefited from reduced joint venture operating losses primarily as a result of sales, refinancings and restructurings. Asset management earnings declined largely due to reduced management fees, distribution fees and commission income.

Net income from continuing operations totaled $45.5 million in the first three months of 1995, compared with $51.6 million in the first three months of 1994. A net realized investment loss in the life insurance segment and no net realized investment gains in the real estate segment were more than offset by net realized investment gains in the asset management segment.

The other operations and corporate category consists of the holding company income and expenses of both Kemper Corporation and Kemper Financial Companies, Inc., a 97 percent-owned downstream holding company. This category reported a net loss of $4.5 million for the first quarter of 1995, compared with a net loss of $6.1 million for the same period in 1994.

Total operations

Including discontinued operations, the Company's net loss totaled $21.8 million for the first quarter of 1995, compared with net income of $56.8 million for the same period of 1994. Net loss per share for the first quarter of 1995 was $.79 (primary and fully diluted), compared with net income of $1.50 per share (primary) and $1.37 per share (fully diluted) in first-quarter 1994.

Discontinued operations include the Company's securities brokerage subsidiaries, for which a plan for divestiture was announced in April 1995, and the Company's former primary property-casualty insurance, reinsurance and risk management subsidiaries, all of which were divested in 1993. In the first quarter of 1995, the net loss from discontinued operations totaled $67.3 million, primarily due to a $66.0 million loss relating to the announced divestiture. In the first quarter of 1994, the net gain from discontinued operations totaled $5.2 million, reflecting $2.7 million of securities brokerage operating earnings.

Net income (loss) per share in the following segment discussions is on a primary basis.

Asset management

The asset management segment principally consists of Kemper Financial Services, Inc. ("KFS") and its subsidiaries, including Kemper Service Company ("KSvC") and INVEST Financial Corporation ("INVEST").


Selected financial highlights
(in millions, except per share data)          Three months ended March 31
                                              ---------------------------
                                                1995               1994
                                              --------           --------
STATEMENT OF INCOME
Investment management fees                     $ 50.0             $ 57.2
Commission income                                14.1               21.9
Distribution and redemption fees                 14.9               19.0
Transfer agent revenue                           18.7               18.2
Realized gain, non-operating                     40.2                 -
Investment and other income                       5.4                4.0
                                               ------             ------
  Total revenue                                 143.3              120.3
                                               ------             ------
Operating expenses                               59.6               64.2
Commission expense                               15.4               22.3
Deferral of mutual fund
  commissions and sales expense                  (7.1)             (12.1)
Amortization of deferred mutual
  fund commissions and sales expense             13.8               12.9
                                               ------             ------
  Total expenses                                 81.7               87.3
                                               ------             ------

Earnings before income tax                       61.6               33.0
Income tax                                       37.1               12.0
                                               ------             ------

    Net income                                 $ 24.5             $ 21.0
                                               ======             ======

Realized investment gain, net of tax           $ 10.9             $   -
                                               ======             ======
Operating earnings                             $ 13.6             $ 21.0
                                               ======             ======
Per share:
    Operating earnings                         $  .39             $  .61
                                               ======             ======
    Net income                                 $  .70             $  .61
                                               ======             ======

The asset management segment's net income for the first quarter of 1995 increased $3.5 million from the first quarter of 1994. This increase was primarily due to a net realized investment gain of $11.6 million in the first quarter of 1995 from the sale of Investors Fiduciary Trust Company ("IFTC"). On January 31, 1995, KFS sold its 50 percent interest in IFTC to State Street Boston Corporation ("State Street") in exchange for 2,986,111 shares of State Street stock with a market value of $98.2 million at the date of sale. IFTC accounted for $0.6 million and $1.5 million of the segment's net income in the first quarters of 1995 and 1994, respectively.

In March 1995, KSvC entered into a definitive agreement with DST Systems, Inc. ("DST") to sell the business operations of Supervised Service

Company, Inc. ("SSC"), including certain internally-developed transfer agent recordkeeping software. The Company also entered into a long-term remote processing agreement with DST. In conjunction with the sale, KSvC took a write-down on the carrying value of its data center equipment assets as the area will be significantly downsized. The net impact of the sale to DST and KSvC's write-down was immaterial to the segment's financial results. The transaction closed in April 1995. SSC accounted for a net operating loss of $0.1 million in the first quarter of 1995 and net loss of $0.7 million in the first quarter of 1994.

The segment's net income was reduced by $0.7 million in the first quarter of 1995 by the credit enhancing arrangements the Company established in the period and in the fourth quarter of 1994 pursuant to which the Company bears the risk of loss associated with $198 million of Orange County, California notes held by five non-government, taxable, money market mutual funds managed by KFS. Orange County, which filed for bankruptcy protection in December 1994, has made the monthly interest payments on the notes to date. The notes mature July 10, 1995, although Orange County has indicated it may seek an extension of the maturity date. In March 1995, the five Kemper money market funds commenced litigation against the underwriter of the notes seeking rescission of their purchases and other relief.

The asset management segment's operating earnings of $13.6 million in the first quarter of 1995 were improved over operating earnings of $12.0 million in the fourth quarter of 1994 but were lower than the segment's operating earnings of $21.0 million in the first quarter of 1994.

Reduced management fees, distribution and redemption fees, and commission income were the primary reasons for the segment's $7.4 million decrease in operating earnings. These revenue reductions of $19.1 million were partially offset by $11.5 million of reduced operating and commission expenses.

The decrease of $7.2 million in investment management fees from the first quarter of 1994 to the first quarter of 1995 was primarily due to a $5.6 billion reduction in mutual fund average assets under management. Bond funds accounted for $4.5 billion of this decrease, while stock funds and money market funds were responsible for decreases of $0.9 billion and $0.2 billion, respectively.

Commission income was $14.1 million in the first quarter of 1995, compared with $21.9 million for the same period last year, due to lower sales of most products. At INVEST, the segment's principal producer of commission revenue, commissions on the sale of mutual fund products declined $5.8 million in the first three months of 1995 from the same period in 1994. Also adversely affecting revenue were lower commissions on annuity products of $1.9 million in the first quarter of 1995, compared with the first quarter of 1994, due to decreased sales.

Distribution and redemption fee revenue decreased $4.1 million in the first quarter of 1995 compared with the first quarter of 1994. Distribution fees, based on assets managed in KFS' spread load mutual funds, were approximately $3.5 million lower as spread load assets declined due to market depreciation, redemptions of mutual fund shares and the conversion of spread load assets to front-end load shares which are exempt from distribution fees. Receipt of contingent deferred sales charges from redemption activity also declined as redemptions of spread load assets were lower in the 1995 period.

Transfer agent revenue increased $0.5 million in the first quarter of 1995 from the year-ago period primarily due to increased fees from SSC. KSvC accounted for transfer agent revenue of $15.4 million and $16.6 million in the first quarters of 1995 and 1994, respectively. SSC accounted for transfer agent revenue of $3.3 million and $1.6 million in the first quarters of 1995 and 1994, respectively.

Investment and other income increased by $1.4 million from the first quarter of 1994, compared with the first quarter of 1995. This increase was primarily due to additional interest and dividend income on investments of approximately $2.5 million, which was largely offset by reduced income from IFTC of $0.8 million due to its previously mentioned sale in first-quarter 1995.

Operating expenses decreased by $4.6 million in the first quarter of 1995 from the first quarter of 1994. Expense reductions of approximately $1.1 million occurred in advertising, literature and sales promotion of mutual fund products, and personnel expenses decreased approximately $3.5 million due to staff reductions and reductions in production-related compensation due to lower sales. In addition, remote processing fees were $1.5 million lower during the 1995 period due to the above-mentioned processing agreement with DST. Professional services increased by approximately $1.3 million primarily due to litigation-related expenses in the first quarter of 1995, and registration and filing fees increased by approximately $0.6 million primarily due to the May 1994 implementation of a multiple class structure for most of the long-term mutual funds managed by KFS.

Commission expense decreased to $15.4 million in the first three months of 1995 compared with $22.3 million in the first three months of 1994 due to lower sales, with a related decrease in the deferral of such mutual fund commissions and sales expense. Amortization of deferred mutual fund commission and sales expense increased during the same period. The increase was due to increased redemption activity and market value declines in 1994, and to a shortening of the amortization period in 1995 for expenses related to sales of front-end load mutual funds at net asset value.

Assets under management
(in billions)
                        3/31/95   12/31/94   9/30/94   6/30/94   3/31/94
                        -------   --------   -------   -------   -------
Mutual funds:
    Bond                 $21.0     $20.6      $21.9     $22.9     $23.9
    Stock                  8.9       8.7        9.0       8.7       9.2
    Money market          12.1      12.2       12.3      12.2      12.7
Investment advisory        4.5       5.0        5.6       4.8       4.9
Kemper Corporation
    affiliates             9.1       9.3        9.6       9.6       9.7
The Kemper National
    Insurance Companies    6.6       6.9        7.0       6.9       7.0
                         -----     -----      -----     -----     -----
    Total                $62.2     $62.7      $65.4     $65.1     $67.4
                         =====     =====      =====     =====     =====

Bond and stock mutual fund assets under management increased $0.6 billion from December 31, 1994 primarily due to market value appreciation. Bond and stock funds had asset appreciation of $1.7 billion in the first quarter of 1995, compared with asset depreciation of approximately $1.1 billion in the first quarter of 1994. Redemptions of stock and bond funds totaled $1.4 billion in the first three months of 1995, while sales totaled $0.5 billion. Comparable three-month 1994 redemptions and sales totals were $1.5 billion and $0.9 billion, respectively. Bond funds made up 64 percent of the redemption volume in the first quarter of 1995, down from 75 percent in the same period last year. Sales of stock mutual funds represented 44 percent of total stock and bond fund sales in the first three months of 1995, up from 42 percent in the first three months of 1994.

Money market fund assets under management were virtually flat in the first quarter of 1995, as net redemptions offset increases from reinvested dividends.

The decline in investment advisory assets was primarily due to the loss of clients in the first quarter of 1995 because of uncertainties with respect to the Company's ownership, portfolio management turnover, performance and foreign repatriation issues. Organizational stability is an important aspect affecting the relationship with institutional clients and the retention of their assets.

The Kemper National Retirement Plan, representing approximately $0.3 billion in assets under management, was transferred from Kemper Corporation affiliates to the investment advisory area in the first quarter of 1995. Prior periods in the table above have been restated. (See the table captioned "Other selected balance sheet data" in the life insurance segment discussion below.)

The first-quarter 1995 declines in assets managed for the Kemper National Insurance Companies and Kemper Corporation affiliates were primarily due to decreases in real estate-related assets. These decreases do not affect the asset management segment's revenue or net income (see "Real estate" below).

On May 2, 1995, KFS announced the signing of a definitive agreement to acquire substantially all of the assets of Dreman Value Management, L.P. ("DVM"). The planned acquisition would broaden KFS' retail and institutional product offerings to include the value style of equity investing, to complement KFS' current growth style. DVM currently has 37 employees, approximately $1.5 billion in institutional assets under management and $60.0 million in assets managed for three value style equity mutual funds and one fixed income fund. Consummation of the transaction is subject to, among other conditions, regulatory approvals and approvals by the boards of directors and shareholders of the mutual funds managed by DVM. The transaction is expected to close in the third quarter of 1995.

Life insurance

The life insurance segment consists of Federal Kemper Life Assurance Company, Kemper Investors Life Insurance Company and their subsidiaries.

Selected financial highlights
(in millions, except per share data)

                                                     Three months ended March 31
                                                     ---------------------------
                                                       1995               1994
                                                     --------           --------
STATEMENT OF INCOME
Investment income                                     $132.6             $122.0
Premium revenue                                         38.3               36.9
Other income                                            23.5               24.0
Realized investment gain (loss)                         (1.0)              15.6
                                                      ------             ------
  Total revenue                                        193.4              198.5
                                                      ------             ------
Benefits to policyholders                              122.3              119.5
Commissions, taxes, licenses and fees                   16.9               17.0
Operating expenses                                      11.4               13.3
Deferral of policy acquisition costs                   (29.6)             (30.7)
Amortization of deferred policy acquisition costs       28.0               19.2
                                                      ------             ------
  Total benefits and expenses                          149.0              138.3
                                                      ------             ------
Earnings before income tax                              44.4               60.2
Income tax expense                                      14.9               21.2
                                                      ------             ------
  Net income                                          $ 29.5             $ 39.0
                                                      ======             ======

Realized investment gain (loss), net of tax           $  (.7)            $ 10.2
                                                      ======             ======
Operating earnings                                    $ 30.2             $ 28.8
                                                      ======             ======

Per share:
  Operating earnings                                  $  .86             $  .85
                                                      ======             ======
  Net income                                          $  .85             $ 1.15
                                                      ======             ======

The life insurance segment reported a decline in net income in the first quarter of 1995, compared with the first quarter of 1994, primarily due to realized investment losses in 1995, compared with realized investment gains in 1994. The segment's after-tax realized investment results included real estate-related losses of $0.0 million and $9.9 million in the first quarters of 1995 and 1994, respectively, and other net realized investment losses, primarily from the sale of fixed maturity investments, of $0.7 million in the first quarter of 1995 and other net realized investment gains, primarily from the sale of common stocks, of $20.1 million in the first quarter of 1994.

Operating earnings for the life insurance segment improved in the first quarter of 1995, compared with the first quarter of 1994, primarily due to increased spread income, lower operating expenses and higher premium revenue. These improvements were partially offset by an increase in benefits paid to policyholders and an increase in the amortization of deferred policy acquisition costs.

Continuing a strategy implemented during 1992, the life insurance segment improved spread income by both increasing investment income and reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products through most of 1994. Operating earnings improved as crediting rates declined at a faster rate than the segment's investment income. Beginning in late 1994, as a result of rising interest rates and other competitive market factors, the life insurance segment increased crediting rates on such products. Although the life insurance segment continues to manage spread revenue, future increases in crediting rates could adversely impact future operating earnings but could also help to improve sales and the overall persistency of such products.

Investment income was positively impacted in the first quarter of 1995, compared with the first quarter of 1994, from reductions in the level of nonperforming real estate-related investments, primarily from the sales of certain real estate-related investments to the Company's real estate subsidiaries. These sales totaled $5.0 million in the first quarter of 1995 and $80.8 million in the first quarter of 1994 and resulted in no realized gain or loss to the life insurance segment. Investment income in 1995 also benefited from rising investment yields on new money and from a repositioning of the segment's fixed maturity investment portfolio in September 1994. The repositioning of the segment's investment portfolio resulted in the sale of $868.7 million of fixed maturity investments, which consisted of lower yielding investment-grade corporate securities and collateralized mortgage obligations. The $810.6 million of proceeds from the repositioning, together with $325.0 million of cash and short-term investments, was reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. See "INVESTMENTS" below.

Life insurance sales
(in millions)                     Three months ended March 31
                                  ---------------------------
                                    1995               1994
                                  --------           --------
Annuities:
  General account                  $ 61.6             $ 77.2
  Separate account                   48.4               77.4
                                   ------             ------
    Total annuities                 110.0              154.6
Life insurance:
  Term and other                     38.1               36.5
  Interest-sensitive                 20.2               20.3
                                   ------             ------
    Total life insurance             58.3               56.8
                                   ------             ------
      Total sales                  $168.3             $211.4
                                   ======             ======

Sales of term and other life insurance products include both renewal premiums and new product sales. Despite a slight decline in the average premium per new policy for term life products in 1995, premium revenue increased in the first quarter of 1995, compared with the first quarter of 1994, due to an increase in the number of new life policies sold and increasing renewal premiums. The segment issued new life insurance business in the first quarter of 1995 of $3.3 billion in face amount, down from $3.8 billion in first-quarter 1994 due in part to competitive conditions and uncertainty concerning the Company's ownership. Total life insurance in force grew to $98.6 billion at March 31, 1995, compared with $97.5 billion at December 31, 1994 and $91.4 billion at December 31, 1993.

Sales of annuity products consist of deposits received. The decrease in general account (fixed annuity) sales reflected the Company's continuing strategy to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for the Company as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in the first quarter of 1995, compared with the first quarter of 1994. This decline was due to competitive conditions in certain distribution channels, in part reflecting the life insurance subsidiaries' financial strength and performance ratings and uncertainty concerning the Company's ownership as well as the underlying investment fund performance.

Included in other income are administrative fees received from the segment's separate account products of $5.1 million in the first quarter of 1995, compared with $5.2 million in the first quarter of 1994. Other income also included surrender charge revenue of $4.5 million in the first quarter of 1995, compared with $3.8 million in the first quarter of 1994, as total general account and separate account policyholder surrenders and withdrawals increased to $424.2 million in the first quarter of 1995, compared with $246.7 million in the first quarter of 1994. Policyholder withdrawals increased reflecting rising interest rates which caused the segment's renewal crediting rates to be lower than new money crediting rates and uncertainty concerning the Company's ownership. The segment's crediting rate increases in late 1994 and in 1995 were designed to reduce the level of future withdrawals.

First-quarter 1995 benefits to policyholders included $27.5 million in death benefits, compared with $19.6 million in the first quarter of 1994. While the increase in death benefits is attributable in part to the overall growth in insurance in force, the Company does not expect this level of death benefits to continue in 1995.

The amortization of policy acquisition costs increased in the first quarter of 1995, compared with the first quarter of 1994, primarily as a result of an increase in policyholder withdrawals and increasing renewal crediting rates. Policyholder withdrawals and increasing renewal crediting rates adversely impact the amortization of policy acquisition costs as both would be expected to decrease the segment's projected future estimated gross profits.

Operating expenses decreased by $1.9 million, or 14.3 percent, in the first quarter of 1995, compared with the first quarter of 1994, despite a 4.5 percent increase in the number of term life insurance contracts sold, as a result of expense control and the sale of one of the segment's wholly owned subsidiaries in the fourth quarter of 1994.

Since year-end 1990, the Company has taken many steps to improve the earnings, financial strength and competitive marketing position of its life insurance subsidiaries. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $867.2 million of certain real estate-related investments to the Company's real estate subsidiaries through March 31, 1995, third-party sales and refinancings of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of any indebtedness, and capital contributions of $275.8 million through March 31, 1995. The statutory surplus ratio for the segment improved to 11.0 percent at March 31, 1995 from 10.3 percent at December 31, 1994, 9.2 percent at December 31, 1993, 7.9 percent at December 31, 1992 and 1991, and
5.4 percent at year-end 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

Invested assets and cash
(in millions)
                                              March 31           December 31
                                                1995                1994
                                           ----------------    ---------------
Cash and short-term investments            $  239      3.3%    $  313      4.4%
Fixed maturities:
  Investment-grade:
     NAIC (1) Class 1                       3,956     54.8      3,860     53.7
     NAIC (1) Class 2                       1,147     15.9      1,139     15.8
  Performing below investment-grade (2)       201      2.8        196      2.7
Equity securities                              24       .3         24       .3
Joint venture mortgage loans (3)              546      7.6        540      7.5
Third-party mortgage loans (3)                368      5.1        397      5.5
Other real estate-related investments (3)     314      4.3        297      4.1
Other                                         425      5.9        426      6.0
                                           ------    -----     ------    -----
Total (4)                                  $7,220    100.0%    $7,192    100.0%
                                           ======    =====     ======    =====

(1) National Association of Insurance Commissioners ("NAIC")
    - Class 1 = A- and above
    - Class 2 = BBB- through BBB+

(2) Excludes $57 million, or 0.8 percent, and $57 million, or 0.8 percent, at March 31, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) See table captioned "Summary of gross and net real estate investments" below.

(4) See "INVESTMENTS" below.

Other selected balance sheet data
(in millions)

                                                 March 31    December 31
                                                   1995         1994
                                                 --------    -----------
Deferred insurance acquisition costs              $   707      $   697
Assets of separate accounts(1)                      1,627        1,871
Total assets                                       10,521       10,736
Life policy benefits, net of ceded reinsurance      6,959        7,129
Unrealized loss on investments                       (126)        (322)
Stockholders' equity                                  961          738

(1) The decrease in separate account assets reflects the transfer of certain segregated assets and liabilities related to the pension plans of Lumbermens Mutual Casualty Company and its affiliates (the "Kemper National Insurance Companies"). The asset management segment had previously been receiving and continues to receive administrative fees for managing such funds. The life insurance segment, however, did not receive administrative fees for managing such funds, therefore the transfer had no impact on the life insurance segment's results.

Real estate

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. Loans held by these subsidiaries are subordinate to loans held by the Company's life insurance subsidiaries.

Selected financial highlights
(in millions, except per share data)

                                            Three months ended March 31
                                            ---------------------------
                                              1995               1994
                                            --------           --------
STATEMENT OF INCOME
Joint venture operating losses               $(4.6)             $(16.4)
Investment income and other                    2.3                 3.5
Realized investment gain                        -                 13.7
                                             -----              ------
     Total revenue                            (2.3)                 .8
                                             -----              ------

Operating expenses                             3.4                 3.4
Interest expense                                .4                  .9
                                             -----              ------
      Total expenses                           3.8                 4.3
                                             -----              ------

Loss before income tax benefit                (6.1)               (3.5)
Income tax benefit                            (2.1)               (1.2)
                                             -----              ------

     Net loss                               $ (4.0)             $ (2.3)
                                            ======              ======
Realized investment gain,
  net of tax                                $  -                $  8.8
                                            ======              ======
Operating loss                              $ (4.0)             $(11.1)
                                            ======              ======

Per share:
     Operating loss                         $ (.11)             $ (.32)
                                            ======              ======
     Net loss                               $ (.11)             $ (.06)
                                            ======              ======

The $11.8 million joint venture operating loss decline in the first quarter of 1995 from the level in the year ago period was primarily due to sales and restructurings that were completed with respect to certain joint ventures, reducing the level of operating losses the Company was required to record. In the first quarter of 1994, such sales included real estate investment trust ("REIT") transactions, and such restructurings included a transaction in which the interest payment terms of certain loans held by the Company, Fidelity Life Association and the Kemper National Insurance Companies were amended, effective January 1, 1994, to make interest payments contingent on cash being available. This restructuring transaction reduced joint venture operating losses in 1994 by $9.2 million and was recorded in the second half of 1994.

In addition, joint venture operating losses declined in the first quarter of 1995 as a result of $5.7 million in adjustments to certain ventures' 1994 operating losses relating to interest on third-party debt previously expensed in 1994 which was capitalized in the first quarter of 1995.

Investment and other income decreased $1.2 million in the first quarter of 1995 primarily due to a reduction in real estate management fee income as a result of a lower level of real estate assets under management. This decrease was in part due to the Kemper National Insurance Companies engaging a third-party real estate asset manager effective January 1, 1995. In the first quarter of 1994, this segment recorded $.4 million of real estate management fee revenue from managing real estate assets of the Kemper National Insurance Companies.

In the first quarter of 1994, sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of the real estate segment's additions to reserves and write-downs. In the first quarter of 1995, the segment generated realized gains at a level equal to additions to reserves and write-downs. See "INVESTMENTS - Provisions for real estate-related losses" below.

The following table reflects selected balance sheet data of the real estate segment:

Selected balance sheet data
(in millions)
                                               March 31   December 31
                                                 1995        1994
                                               --------   -----------
Cash and short-term investments                  $ 13        $ 15
Joint venture mortgage loans (1)                  111          84
Third-party mortgage loans (1)                     12          21
Other real estate-related investments (1)          30          39
Other                                               5           5
                                                 ----        ----

     Total invested assets and cash (2)          $171        $164
                                                 ====        ====

Net deferred federal tax asset                   $ 85        $ 83
Total assets                                      385         387
Long-term debt                                     13          13
Stockholders' equity                              325         330

(1) See table captioned "Summary of gross and net real estate investments" below.
(2)  See "INVESTMENTS" below.

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

Invested assets and cash
(in millions)                                    March 31           December 31
                                                   1995                 1994
                                              -------------       -------------
Cash and short-term investments               $  458    5.9%      $  555    7.3%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                            3,957   51.2        3,861   50.7
    NAIC(1) Class 2                            1,147   14.9        1,139   15.0
  Performing below investment-grade(2)           205    2.7          201    2.6
Equity securities                                138    1.8           40    0.5
Joint venture mortgage loans(3)                  648    8.4          616    8.1
Third-party mortgage loans(3)                    380    4.9          418    5.5
Other real estate-related investments(3)         344    4.4          336    4.4
Other                                            445    5.8          445    5.9
                                              ------  -----       ------  -----
Total (4)                                     $7,722  100.0%      $7,611  100.0%
                                              ======  =====       ======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $165 million, or 2.1 percent, and $168 million, or 2.2 percent, at March 31, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan where the Company has disposed of its related equity interest in that venture.

(4) See table captioned "Summary of gross and net real estate investments" below.

Fixed maturities

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at March 31, 1995 was $143.8 million, or $4.17 per share, compared with unrealized depreciation of $333.9 million, or $9.70 per share, at December 31, 1994. The Company has not recorded a net deferred tax benefit for the aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 72.0 percent of the Company's invested assets and cash, compared with 73.0 percent at December 31, 1994. Approximately 73.1 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at March 31, 1995.

Approximately 52.5 percent of the Company's investment-grade fixed maturities at March 31, 1995 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that the Company's investments in mortgage-backed securities predominantly date since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of the life insurance segment's September 1994 purchases of such investments, most of these investments were purchased by the Company at discounts. Prepayment activity on such securities purchased at a discount is not expected to result in any material losses to the Company because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of premiums which would result in reductions of investment income related to such securities. At March 31, 1995, the Company has unamortized discounts and premiums of $42.1 million and $14.6 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of the Company's investments in mortgage-backed securities, the Company believes that the associated risk can be managed without material adverse consequences on its financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6) (representing securities of 14 issuers at March 31, 1995) totaled less than three percent of cash and invested assets at March 31, 1995 and December 31, 1994. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, the Company significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

The $1.37 billion real estate portfolio held by the Company's continuing operations constituted 17.7 percent of cash and invested assets at March 31, 1995, compared with $1.37 billion, or 18.0 percent, at December 31, 1994. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company has taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)

                                     March 31, 1995                           December 31, 1994
                               --------------------------------        -----------------------------
                                        Life          Real                      Life        Real
                                        insurance     estate                    insurance   estate
                               Total    segment       segment          Total    segment     segment
                               -----    ---------     ---------        -----    ---------   -------
Investments before
  reserves, write-downs,
  foreign currency translation
  adjustments and net joint
  venture operating
  losses:
Joint venture mortgage loans   $  673    $  544        $ 129           $  687    $  542     $ 145
Third-party mortgage loans        430       407           23              461       440        21
Other real estate-related
    investments                 1,189       440          749            1,163       427       736
                               ------    ------        -----           ------    ------     -----
  Subtotal                      2,292     1,391          901            2,311     1,409       902

Reserves                         (166)      (48)        (118)            (183)      (55)     (128)
Write-downs                      (501)     (104)        (397)            (504)     (107)     (397)
Foreign currency translation
  adjustments                     (36)     -             (36)             (36)      -         (36)
Cumulative net operating losses
  of joint ventures owned        (218)      (21)        (197)            (218)      (21)     (197)
                               ------    ------        -----           ------    ------     -----
Net real estate investments    $1,371    $1,218        $ 153           $1,370    $1,226     $ 144
                               ======    ======        =====           ======    ======     =====

As reflected in the real estate portfolio table on the following page, the Company has continued to fund both existing projects and legal commitments. The future legal commitments were $478.3 million at March 31, 1995. This amount represented a net decrease of $32.5 million since December 31, 1994, largely due to fundings in first-quarter 1995. (The commitments also reflect an asset guarantee of $53.0 million related to the 1993 sale of Kemper Reinsurance Company.) As of March 31, 1995, the Company expects to fund approximately $163.1 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which the Company does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in the Company's evaluation of reserves and write-downs.

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

Excluding the $84.1 million of real estate owned and the $75.1 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $1,362.4 million at March 31, 1995, after reserves and write-downs. Of this amount, $852.8 million are on accrual status with a weighted average interest rate of approximately
7.8 percent. Of these accrual loans, 56.2 percent have terms requiring current periodic payments of their full contractual interest, 30.3 percent require only partial payments or payments to the extent of cash flow of the borrowers, and
13.5 percent
defer all interest to maturity.

The deficit in equity investments in real estate, at March 31, 1995, consisted of $119.2 million of loans to Spanish projects (described below), $63.8 million of unsecured loans to joint ventures treated as equity investments, a $234.8 million deficit in the Company's other equity investments in joint ventures and $23.3 million of reserves. The deficit includes the Company's share of periodic operating results. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned included $3.7 million of foreclosures, $75.6 million of deeds in lieu of foreclosure and $4.8 million of certain purchased properties at March 31, 1995. Real estate owned was net of $133.3 million of write-downs at March 31, 1995.

Real estate portfolio
(in millions)                  Mortgage loans       Other real estate-related investments
                               --------------   -----------------------------------------
                                                                      Real
                               Joint     Third             Other      estate  Equity
                               venture   party   Bonds(2)  loans(3)   owned   investments  Total
                              --------  ------  ---------  -------    ------  -----------  -------
Balance at December 31, 1994    $616.2  $418.3   $170.3     $176.2    $78.7   $(89.0)    $1,370.7(1)
Additions (deductions):
Fundings                          20.6     2.4      3.4        0.9      2.2      8.2         37.7
Interest added to principal        2.1     -        -          -        -        -            2.1
Sales/paydowns/distributions     (33.6)   (5.4)    (2.4)      (0.5)    (2.7)    (2.6)       (47.2)
Maturities                         -       -        -         (0.4)     -        -           (0.4)
Rollovers at maturity:
  Principal                        -       -        -          0.4      -        -            0.4
  Interest                         -       -        -          -        -        -            -
Operating loss                     -       -        -          -        -       (5.0)        (5.0)
Transfers to real estate owned    (3.6)    -        -          -        3.6      -            -
Realized investment gain (loss)   37.4   (10.7)    (4.0)     (42.0)    (0.6)    19.9          -
Net transfers                     17.8   (27.9)     -         10.1      -        -            -
Other transactions, net           (9.0)    3.3     (0.1)      22.6      2.9     (6.6)        13.1
                                ------  ------   ------     ------    -----   ------     --------
Balance at March 31, 1995       $647.9  $380.0   $167.2     $167.3    $84.1   $(75.1)    $1,371.4(4)
                                ======  ======   ======     ======    =====   ======     ========

(1) Net of $686.6 million reserve and write-downs. Excludes $56.3 million of real estate-related accrued interest.

(2) The Company's real estate-related bonds, all of which are presently rated below investment-grade, are generally unsecured and were issued to the Company by real estate finance or development companies generally to provide financing for the Company's joint ventures for such purposes as land acquisition, construction/development, refinancing debt, interest and other operating expenses.

(3) The other real estate loans are notes receivable evidencing financing primarily to joint ventures, for purposes similar to those funded by real estate-related bonds.

(4) Net of $666.8 million reserve and write-downs. Excludes $58.6 million of real estate-related accrued interest.

As reflected in the preceding table, cash received by the Company from sales/paydowns/distributions during the quarter ended March 31, 1995 exceeded the Company's cash fundings during the same period by $9.5 million.

Real estate concentrations

Real estate markets have been depressed in recent periods in areas where most of the Company's real estate portfolio is located. Approximately one-half of the Company's real estate holdings are in California and Illinois. California real estate market conditions have continued to be worse than in many other areas of the country. Northern California and Illinois currently reflect some stabilization and improvement.

At March 31, 1995, the Company's real estate portfolio also included $119.2 million of loans carried as equity investments in real estate (net of $184.7 million of cumulative write-downs, $36.5 million of foreign currency translations and $32.8 million of cumulative operating losses) related to land for office and retail development and residential projects located in Barcelona, Spain. The Spanish projects accounted for $7.6 million of net fundings, $3.1 million of foreign currency translation losses, and operating income of $4.2 million during the first quarter of 1995 and represented approximately 8.3 percent of the Company's real estate portfolio at March 31, 1995. These investments, which began in the late 1980s, accounted for $20.0 million of the March 31, 1995 off-balance-sheet legal commitments, of which the Company expects to fund approximately $14.7 million.

Undeveloped land, including the Spanish projects, represented approximately
22.1 percent of the Company's real estate portfolio at March 31, 1995. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including the Company's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially.

At March 31, 1995, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $413.8 million, or 30.2 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflects $9.3 million in fundings during first-quarter 1995. The Company also received cash from Prime Group-related sales/paydowns/distributions totaling $1.5 million in the first quarter of 1995. Prime Group-related commitments accounted for $230.4 million of the off-balance-sheet legal commitments at March 31, 1995, of which the Company expects to fund $47.4 million.

Effective January 1, 1993, the Company formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. As MLP partners, the Company and Lumbermens have participated in funding certain cash needs of the MLP projects. During first-quarter 1995, the Company provided $22.2 million of fundings to the MLP projects. The Company also received cash from MLP-related sales/paydowns/distributions of $34.6 million in first-quarter 1995. At March 31, 1995, projects in the MLP accounted for $87.3 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund $79.5 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. The Company records 50 percent of the operating results of the ventures held by the MLP. Of the Company's real estate portfolio at March 31, 1995, approximately $437.5 million, or 31.9 percent, represented loans to and investments in MLP-owned ventures.

Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interests in ventures in which Bedford, the Company, Lumbermens and their respective subsidiaries previously shared ownership interests. Bedford was released from certain recourse liabilities owed to the MLP, the ventures, Lumbermens, the Company and certain of their respective subsidiaries. Because the Company's reserve methodology does not take any credit for such recourse and because the Company since 1993 had already been recording 50 percent of the operating results of the related ventures, this transaction, which simplified the management of the Company's portfolio, did not have any material adverse impact on the Company's results of operations or financial condition.

Provisions for real estate-related losses

The Company monitors its real estate portfolio and identifies changes in the relevant real estate marketplaces, the economy and each borrower's circumstances. The Company establishes its provisions for real estate-related losses (both reserves and write-downs) on the basis of its valuations of the related real estate, estimated in light of current economic conditions and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114 (Accounting by Creditors for Impairment of a Loan). The Company evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Because the Company's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

The deficit in (i.e., the negative carrying value of) the Company's equity investments in real estate is considered in the Company's periodic evaluations of, and serves to reduce the level of, its provisions for real estate-related losses. In 1994 and the first quarter of 1995, because certain negative carrying values were eliminated due to the sales or transfers of the Company's interests in the corresponding joint ventures, the Company generally added to its provisions for real estate-related losses an amount equal to most of the gains from such sales and transfers.

The Company decreased the net amount of its real estate reserves and write-downs in the first quarter of 1995 and throughout 1994, primarily reflecting sales and transfers to third parties. While the real estate subsidiaries as equity owners recognized gains on sales and other transactions during 1995 and 1994, additions to reserves and increases in write-downs have affected both the life insurance segment (where most of the Company's loans are held) and the real estate segment. The Company's real estate reserve was allocated as follows:

Real estate reserve
(in millions)

                             Joint venture
                            and third-party         Other real
                               mortgage            estate-related
                                 loans               investments               Total
                           ------------------      ------------------       ------------------
                           Life       Real         Life       Real          Life       Real
                           insurance  estate       insurance  estate        insurance  estate
                           segment    segment      segment    segment       segment    segment
                           ---------  -------      ---------  -------       ---------  -------

Balance at 12/31/94        $25.1      $ 60.8       $29.8       $67.5          $54.9     $128.3
Change in reserve           (2.4)      (32.1)       (4.5)       22.2           (6.9)      (9.9)
                           -----      ------       -----       -----          -----     ------
Balance at 3/31/95         $22.7      $ 28.7       $25.3       $89.7          $48.0     $118.4
                           =====      ======       =====       =====          =====     ======

In addition to the reserve, the Company's provision for real estate-related losses (on assets held at the respective period end) included cumulative write-downs (both by the Company and including the Company's share of write-downs by joint ventures) totaling $500.4 million (life insurance segment, $103.9 million; real estate segment, $396.5 million) at March 31, 1995, and $503.4 million (life insurance segment, $106.7 million; real estate segment, $396.7 million) at December 31, 1994. Reserves decreased in the first quarter of 1995 primarily due to sales of real estate assets which carried reserves at the time of sale.

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

The following table is a summary of the Company's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs,
except for real estate owned)
(in millions)

                                      March 31, 1995               December 31, 1994
                               ----------------------------    ---------------------------
                               Life        Real                Life        Real
                               insurance   estate              insurance   estate
                               segment     segment    Total    segment     segment   Total
                               ---------   -------    -----    ---------   -------   ------
Potential problem loans (1)     $ 77.0     $  0.3     $ 77.3    $ 76.8      $  0.1   $ 76.9
Nonaccrual loans (2)             344.3      358.0      702.3     380.9       352.2    733.1
Restructured loans (3)
 (currently performing)           47.7        0.7       48.4      53.0         0.7     53.7
Real estate owned (4)             70.0       14.1       84.1      63.2        15.5     78.7
                                ------     ------     ------    ------      ------   ------
    Total (5)(6)                $539.0     $373.1     $912.1    $573.9      $368.5   $942.4
                                ======     ======     ======    ======      ======   ======

(1) These are real estate-related investments where the Company, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which the Company anticipates may go into nonaccrual, past due or restructured status.

(2) The Company does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful.

(3) The Company defines a "restructuring" of debt as an event whereby the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider. Such concessions either stem from an agreement between the Company and debtor or are imposed by law or a court. By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that the Company, at its option, may extend (roll over).

(4) Real estate owned is carried at fair value and includes foreclosures, deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $133.3 million and $132.6 million at March 31, 1995 and December 31, 1994, respectively.

(5) Total reserves and cumulative write-downs on properties owned at March 31, 1995 (excluding fair value adjustments to real estate owned) were 58.5 percent of total troubled real estate-related investments and 28.0 percent of the Company's total real estate portfolio before reserves and write-downs.

(6) Equity investments in real estate are not defined as part of, and therefore are not taken into account in calculating, total troubled real estate because the negative carrying value of equity investments would reduce the total. The Company's equity investments also involve real estate risks. See "Real estate concentrations" above.

Based on the level of troubled real estate-related investments the Company has experienced, the Company anticipates additional foreclosures and deeds in lieu of foreclosure in 1995 and beyond. Any consolidation accounting resulting from foreclosures would add the related ventures' assets and senior third-party liabilities to the Company's balance sheet and eliminate the Company's loans to such ventures.

Due to the adverse real estate environment affecting the Company's portfolio in recent years, the Company has continued to devote significant attention to its real estate portfolio, enhancing monitoring of the portfolio and formulating specific action plans addressing nonperforming and potential problem credits. Since 1991, the Company has intensified its attention to evaluating the asset quality, cash flow and prospects associated with each of its projects. The Company continues to analyze various potential transactions designed to reduce both its joint venture operating losses and the amount of its real estate-related investments. Specific types of transactions under consideration (and previously utilized) include loan sales, property sales, mortgage refinancings and real estate investment trusts. However, there can be no assurance that such efforts would result in continued improvements in the performance of the Company's real estate portfolio.

Net investment income

The following table shows each segment's contribution to the Company's net investment income:

Net investment income before taxes
(dollars in millions)                            Three months ended March 31
                                                 ---------------------------
                                                   1995                1994
                                                  ------              ------
Life insurance                                    $132.6              $122.0
Real estate                                         (3.5)              (14.6)
Other and eliminations                               2.5                 1.8
                                                  ------              ------
    Consolidated                                  $131.6              $109.2
                                                  ======              ======
Investment yields:
    Life insurance                                  7.36%               6.28%
                                                  ======              ======
    Consolidated                                    6.87%               5.36%
                                                  ======              ======

Included in pre-tax net investment income is the Company's share of the operating losses from equity investments in real estate. The Company's share of real estate operating losses (excluding write-downs) totaled $5.0 million and $16.5 million for the quarters ended March 31, 1995 and 1994, respectively. The pre-tax operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's total foregone investment income before tax was as follows:

Foregone investment income
(dollars in millions)

                                     Three months ended March 31
                                     ---------------------------
                                          1995        1994
                                         -----       -----
Real estate-related investments:
  Life insurance segment                 $7.6        $12.6
  Real estate segment                     2.3          0.6
                                         ----        -----
     Total                               $9.9        $13.2
                                         ====        =====

Basis points:
  Life insurance segment                   42           62
                                         ====         ====
  Consolidated                             52           65
                                         ====         ====

Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on these loans excluded from the Company's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at March 31, 1995, the Company estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's future investment income and realized investment results.

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

Realized investment results

Reflected in the results from continuing operations are after-tax realized investment gains of $13.0 million for first-quarter 1995, compared with $18.9 million for first-quarter 1994. Other realized losses of $0.7 million (primarily from the sale of fixed maturities) and realized gains of $20.2 million (primarily from the sale of equities) in the first quarters of 1995 and 1994, respectively, were also taken in the life insurance segment. In the first quarter of 1995, the asset management segment reported a realized investment gain of $10.9 million primarily due to the sale of IFTC. (See RESULTS OF OPERATIONS - Asset management" above.)

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

A valuation allowance was established under SFAS 109 (and is evaluated as of each reported period end) to reduce the deferred tax asset for investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized.

Interest rates

Interest rate fluctuations affect the life insurance segment. In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during the year and once during first-quarter 1995. Interest rates have subsequently declined through the remainder of the first-quarter 1995.

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

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities compared with higher new money crediting rates have influenced certain clients to seek alternative products. The Company mitigates this risk somewhat within its life insurance segment by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of the Company's fixed annuity liabilities as of March 31, 1995, however, are no longer subject to significant surrender fees.

As interest rates rose during 1994 the life insurance subsidiaries' capital resources were adversely impacted by unrealized loss positions from their fixed maturity investments. As interest rates declined in the first quarter of 1995, the life insurance subsidiaries' capital resources were positively impacted from reductions in their unrealized loss positions on their fixed maturity investments.

LIQUIDITY AND CAPITAL RESOURCES

Holding company

As a parent holding company, Kemper regularly reviews the strategic fit of all its businesses and may consider the acquisition or disposition of its and its subsidiaries' assets, and the Company may consider entering into joint venture, reinsurance and other transactions. Since Kemper is a holding company, its rights and the rights of its creditors to participate in the assets of any subsidiary upon the latter's liquidation or recapitalization will be subject to prior claims of the subsidiaries' creditors, including customers of asset management or securities brokerage subsidiaries, policyholders of insurance company subsidiaries and lenders with respect to real estate subsidiaries (except to the extent the Company itself may be a creditor with recognized or secured claims against the subsidiary.)

Kemper receives from its subsidiaries interest on loans and dividends of cash and property. Distributions to the parent are restricted. The parent also receives from its subsidiaries payments for federal income tax. Additionally, from time to time, Kemper borrows funds and issues securities for cash.

Kemper has used its available resources for dividends to stockholders, corporate interest and other holding company expenses, consolidated federal income tax payments, common stock repurchases (treasury stock), acquisitions of subsidiaries and additional investments in, or asset purchases from, subsidiaries. At March 31, 1995, the parent had $54.7 million in cash and short-term investments. Although not legally committed to do so, Kemper may use portions of these funds for additional purchases of real estate-related investments from its life insurance subsidiaries to maintain and/or improve their regulatory capital positions and earnings capabilities. In first-quarter 1995, the Company purchased $5.0 million of certain real estate-related investment from the life insurance subsidiaries. In 1994, the Company purchased $222.8 million of certain real estate-related investments from the life insurance subsidiaries and contributed $82.5 million to KILICO's capital, which contribution was funded by dividends from FKLA. The Company's purchases of such investments from its life insurance subsidiaries were consummated at the carrying values of such investments at the dates of the purchases.

Consolidated

Kemper Corporation and each of its subsidiaries carefully monitor cash and short-term money market investments to maintain adequate balances for timely payment of claims, expenses, taxes and customers' account balances. In addition, regulatory authorities establish minimum liquidity and capital standards for the asset management, life insurance and securities brokerage companies. The major ongoing sources of the liquidity with respect to the Company's continuing operations are asset management fees, collections of life insurance premium revenue, deposits for annuities and interest-sensitive life contracts, investment income, other operating revenue and cash provided from maturing or sold investments. (See "INVESTMENTS" above.)

In the life insurance segment, policyholder deposits decreased to $102.5 million during the first quarter of 1995 from $106.2 million for the first quarter of 1994. Policyholder withdrawals increased to $344.8 million during the first quarter of 1995 from $232.2 million for the first quarter of 1994, primarily due to rising interest rates which caused the life insurance segment's renewal crediting rates to be lower than new money crediting rates, increased competition, and uncertainty regarding the Company's ownership. The life insurance subsidiaries' late 1994 and early 1995 increases in crediting rates were designed to produce new policyholder deposits and to reduce future withdrawals.

The asset management segment sold its 50 percent interest in IFTC in January 1995 and the business operations of SSC in April 1995. (See "RESULTS OF OPERATIONS - Asset management" above.)

The following table sets forth the consolidated short-term debt and capitalization of the continuing operations of the Company at the dates indicated:

Capitalization
(in millions)
                                                                  March 31          December 31
                                                                    1995               1994
                                                                  --------          -----------
Short-term debt                                                   $   54.2           $   54.2
                                                                  --------           --------
Long-term debt:
  6.875% Notes Due 2003                                              200.0              200.0
  8.80% Notes Due 1998                                               110.8              110.8
  Medium-term notes                                                   35.5               35.5
  Other long-term debt                                                 9.3               10.4
  Convertible debentures of subsidiary                                32.7               33.1
                                                                  --------           --------
     Total long-term debt                                            388.3              389.8
                                                                  --------           --------
     Total short-term and long-term debt                          $  442.5           $  444.0
                                                                  ========           ========
Stockholders' equity:
  Preferred stock                                                 $  360.4           $  360.4
  Common stock                                                       331.6              331.2
  Additional paid-in capital                                         370.4              366.9
  Unrealized loss on foreign currency transactions                   (36.6)             (35.9)
  Unrealized depreciation on investments                            (124.9)            (323.2)
  Retained earnings                                                1,551.2            1,586.8
  Treasury shares, at cost                                        (1,028.8)          (1,028.8)
                                                                  --------           --------
     Total stockholders' equity                                    1,423.4            1,257.4
                                                                  --------           --------
     Total capitalization (excludes total short-term debt)        $1,811.7           $1,647.2
                                                                  ========           ========

Short-term debt

The Company has outstanding short-term loans with banks and other creditors at interest rates that vary with short-term money market rates.

The parent company had $20.0 million due to banks at March 31, 1995 and December 31, 1994. Also included in short-term debt at March 31, 1995 are $30.0 million of medium-term notes due in the fourth quarter of 1995. Kemper Corporation renegotiated certain of its committed lines of credit with certain banks effective October 27, 1994. The lines of credit total $317.5 million, with $155.0 million expiring October 22, 1995 and $162.5 million expiring November 1, 1996. These lines would not be available upon a change of control of the Company. At March 31, 1995, $110 million of the aggregate amount of these lines were reserved for the sole purpose of providing funding capability respecting real estate commitments which the Company does not expect to ultimately require funding. Additionally, beginning in the first quarter of 1995 and in conjunction with the issuance of letters of credit totaling $205 million by a third-party bank syndicate to five money market mutual funds managed by KFS to credit enhance the money funds' investments in certain Orange County notes, a portion of the committed lines of credit equal to the difference between $205 million and the aggregate cash and marketable securities of the parent and its non-regulated subsidiaries will be reserved for any future fundings under the Orange County letters of credit. As of March 31, 1995, approximately $23 million of the committed lines were reserved for this purpose. Interest rates on the Company's committed lines of credit would generally approximate short-term bank corporate rates.

Long-term debt and insurance company ratings

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

A credit rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. On April 11, 1995, following the announcement of an agreement in principle to sell the Company, Standard & Poor's Corporation ("S&P") announced that it revised its BBB senior debt and BB+ preferred stock ratings of the Company, which S&P had placed under "CreditWatch with 'negative' implications" in 1994, to BB+ and BB-, respectively, and placed these ratings on "CreditWatch with 'developing' implications"; Moody's Investors Service announced that it changed the direction of its review of its Baa2 senior debt and Baa3 preferred stock ratings of the Company and Baa1 insurance financial strength ratings of the Company's life insurance subsidiaries to under review "with direction uncertain" from "for possible downgrade"; Duff & Phelps Credit Rating Co. advised the Company that it did not revise its A- senior debt rating of the Company, AA- claims paying ability rating of Federal Kemper Life Assurance Company and A+ claims paying ability rating of Kemper Investors Life Insurance Company from "Rating Watch - Uncertain"; and A. M. Best Company announced that its A-ratings of the Company's life insurance subsidiaries remain "under review with developing implications."

Convertible debentures of subsidiary

Convertible debentures of subsidiary represent employee interests in KFC. Maturities and employee terminations during first-quarter 1995 accounted for the $0.4 million reduction of convertible debentures from year-end 1994. Approximately $7.5 million of debentures are scheduled to mature in 1995. The outstanding debentures bear interest approximating the prime rate. All of the outstanding debentures are subject to the Company's right to call. The Company is considering calling all outstanding debentures for redemption by year-end 1995 or in early 1996.

Preferred stock

At March 31, 1995, the Company's outstanding preferred stock totaled $360.4 million. Dividends paid on the preferred stock during the first quarter of 1995 totaled $5.9 million.

Common stock

During first-quarter 1995, the Company received $0.3 million by issuing common stock through employee stock option plans and issued $3.7 million of common stock through the Kemper Corporation Dividend Reinvestment and Stock Purchase Plan. During 1994 and first-quarter 1995, the quarterly dividend rate was $.23 per common share. The second-quarter 1995 dividend of $.23 per share was declared on April 18, 1995 and is payable May 31, 1995.

While the board of directors intends to continue quarterly cash dividends, future declarations and amounts will depend upon, among other factors, the earnings of Kemper Corporation, its financial condition, its capital requirements and general business conditions.

Stockholders' equity

Stockholders' equity totaled $1.42 billion at March 31, 1995, compared with $1.26 billion at December 31, 1994. The first-quarter 1995 increase reflected a $198.3 million reduction in the unrealized loss position of the Company's investments, primarily fixed maturities of the life insurance segment, due to declining interest rates. Stockholders' equity in 1995 also reflected the Company's net loss of $21.8 million and the issuance of $4.0 million of common stock during the first quarter.

Book value per common share increased to $30.79 at March 31, 1995, compared with $26.06 at December 31, 1994. The increase in 1995 from the 1994 level primarily reflected the reduction in the unrealized loss position of the Company's investments of $5.74 per share.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit Number

     27    Financial data schedule is filed herewith.

     99.1 Agreement in principle dated April 10, 1995 among Kemper Corporation, Zurich Insurance Company, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. is incorporated herein by reference to exhibit 10.1 to Kemper Corporation's Form 8-K filed April 12, 1995.

     99.2 Agreement dated May 8, 1995 extending termination date of agreement in principle is filed herewith.

(b)  Reports on Form 8-K.

     During the three months ended March 31, 1995, the Company filed one current report on Form 8-K. Filed on February 6, 1995 and dated December 23, 1994, this Form 8-K reported, under Item 5 thereof, the sale of the Company's 50 percent interest in Investors Fiduciary Trust Company; revisions to the Orange County credit enhancements; and the results of the voting at the 1994 annual meeting of stockholders.

     In the second quarter of 1995 through the date of the filing of this Form 10-Q, the Company filed one current report on Form 8-K. Filed on April 12, 1995 and dated April 3, 1995, this Form 8-K reported, under Item 5 thereof, the Company's announcement of its plan to divest its securities brokerage operations and an agreement in principle pursuant to which Kemper Corporation would be acquired in a merger transaction, as well as certain changes in the Company's credit ratings.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KEMPER CORPORATION
                               (Registrant)



Date:  May 12, 1995

                              /s/J. H. FITZPATRICK
                              --------------------
                              J. H. Fitzpatrick
                              Executive Vice President and
                              Chief Financial Officer



Date:  May 12, 1995

                              /s/J. R. SITAR
                              --------------------
                              J. R. Sitar
                              Senior Vice President and
                              Chief Accounting Officer