Form 10-Q
period 1995-06-30
KEMPER CORP
filed 1995-08-14
CIK 55195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended June 30, 1995.

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

As of July 27, 1995, 34,743,157 shares of Kemper Corporation Common Stock, $5 par value, were outstanding.

KEMPER CORPORATION
                              SECOND-QUARTER 1995
                                   FORM 10-Q


PART I.  FINANCIAL STATEMENTS                                     Page
                                                                  ----
Consolidated Balance Sheet - June 30, 1995 and December 31, 1994...  3
Consolidated Statement of Operations -
   Three months and six months ended June 30, 1995 and 1994........  4
Consolidated Statement of Cash Flows -
   Six months ended June 30, 1995 and 1994.........................  5
Notes to Consolidated Financial Statements.........................  6

Management's Discussion and Analysis -
   Results of Operations........................................... 10
   Investments..................................................... 25
   Liquidity and Capital Resources................................. 36


PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings....................................... 40

ITEM 2.    Changes in Securities................................... 40

ITEM 4.    Submission of Matters to a Vote of Security Holders..... 40

ITEM 5.    Other Information....................................... 40

ITEM 6.    Exhibits and Reports on Form 8-K........................ 42

Signatures......................................................... 44

                      KEMPER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                                                       June 30      December 31
                                                                                         1995          1994
                                                                                    -----------     -----------
ASSETS
  Investments:
    Fixed maturities available for sale, at market
      (cost 1995, $5,346,389; 1994, $5,534,864)                                     $ 5,425,143     $ 5,200,915
    Equity securities, at market (cost 1995, $28,151; 1994, $40,669)                     29,890          40,417
    Short-term investments                                                              431,261         349,651
    Joint venture mortgage loans                                                        615,034         616,192
    Third-party mortgage loans                                                          379,935         418,313
    Other real estate-related investments                                               318,384         336,272
    Other loans and investments                                                         438,149         443,800
                                                                                    -----------     -----------
      Total investments                                                               7,637,796       7,405,560

  Cash                                                                                  299,125         205,898
  Other accounts and notes receivable                                                   402,677         356,265
  Reinsurance recoverable                                                               657,685         741,867
  Deferred insurance policy acquisition costs                                           666,186         696,804
  Deferred investment product sales costs                                               154,466         166,397
  Other assets                                                                           77,137         175,037
  Net assets of discontinued operations                                                 132,686         249,033
  Assets of separate accounts                                                         1,691,119       1,871,777
                                                                                    -----------     -----------
    Total assets                                                                    $11,718,877     $11,868,638
                                                                                    ===========     ===========
LIABILITIES
  Life policy benefits                                                              $ 6,869,230     $ 7,129,293
  Ceded life policy benefits                                                            657,685         741,867
  Other accounts payable and liabilities                                                502,692         424,388
  Notes payable                                                                          50,000          54,173
  Long-term debt                                                                        346,250         356,670
  Convertible debentures of subsidiary                                                   26,676          33,113
  Liabilities of separate accounts                                                    1,691,119       1,871,777
                                                                                    -----------     -----------
    Total liabilities                                                                10,143,652      10,611,281
                                                                                    -----------     -----------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock-no par value (outstanding 1995, 6,680,839; 1994, 6,681,157 shares)    360,355         360,363
  Common stock-$5.00 par value (issued 1995, 66,535,507; 1994, 66,229,940 shares)       332,678         331,150
  Additional paid-in capital                                                            376,907         366,944
  Unrealized loss on foreign currency translations                                      (34,900)        (35,888)
  Unrealized gain (loss) on investments                                                  38,260        (323,201)
  Retained earnings                                                                   1,530,646       1,586,820
  Treasury shares, at cost (1995, 31,809,486; 1994, 31,812,456 shares)               (1,028,721)     (1,028,831)
                                                                                    -----------     -----------
    Total stockholders' equity                                                        1,575,225       1,257,357
                                                                                    -----------     -----------
    Total liabilities and stockholders' equity                                      $11,718,877     $11,868,638
                                                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                  Six months ended     Three months ended
                                                                      June 30               June 30
                                                                --------------------   ------------------
                                                                 1995         1994       1995      1994
                                                                --------    --------   --------  --------
Revenue
Asset management income                                         $200,883    $230,058   $ 98,916  $111,060
Net investment income                                            268,118     226,077    136,489   115,322
Insurance premium income                                          77,910      75,170     39,579    38,268
Realized investment gain (loss)                                  (27,808)     24,752    (71,241)   (4,643)
Other income                                                      50,716      49,531     26,078    22,831
                                                                --------    --------   --------  --------
    Total revenue                                                569,819     605,588    229,821   282,838
                                                                --------    --------   --------  --------
Benefits and expenses
Asset management expenses                                        124,604     140,716     58,141    68,008
Amortized investment product sales costs                          26,559      27,494     12,797    14,593
Insurance claim costs and policyholder benefits                  244,566     236,284    122,213   116,835
Amortized policy acquisition costs                                52,309      40,717     24,328    21,528
Interest expense                                                  19,482      20,115      9,857    10,265
Other expenses                                                    15,627      20,903      8,910    12,693
                                                                --------    --------   --------  --------
    Total benefits and expenses                                  483,147     486,229    236,246   243,922
                                                                --------    --------   --------  --------
    Earnings (loss) from continuing operations
      before income tax                                           86,672     119,359     (6,425)   38,916
                                                                --------    --------   --------  --------
Income tax (benefit)
 Current                                                          28,901      44,821      5,003     6,395
 Deferred                                                         17,336        (435)    (6,369)    9,174
                                                                --------    --------   --------  --------
    Total income tax                                              46,237      44,386     (1,366)   15,569
                                                                --------    --------   --------  --------
    Income (loss) from continuing operations                      40,435      74,973     (5,059)   23,347
Income (loss) from discontinued operations, net of tax            (2,712)        113        502    (2,563)
Gain (loss) on divestitures of discontinued operations,
  net of tax                                                     (66,099)      2,478     (2,065)       --
                                                                --------    --------   --------  --------

    Net income (loss)                                           $(28,376)   $ 77,564   $ (6,622) $ 20,784
                                                                ========    ========   ========  ========
Net income (loss) applicable to common stockholders             $(40,270)   $ 65,775   $(12,619) $ 14,877
                                                                ========    ========   ========  ========
Net income (loss) per share:
Primary
Income (loss) from continuing operations                        $    .82    $   1.86   $   (.32) $    .50
Income (loss) from discontinued operations                         (1.97)        .07       (.04)     (.07)
                                                                --------    --------   --------  --------
    Net income (loss) per share                                 $  (1.15)   $   1.93   $   (.36) $    .43
                                                                ========    ========   ========  ========
Fully diluted
Income (loss) from continuing operations                        $    .82    $   1.78   $   (.32) $    .50
Income (loss) from discontinued operations                         (1.97)        .06       (.04)     (.07)
                                                                --------    --------   --------  --------
    Net income (loss) per share                                 $  (1.15)   $   1.84   $   (.36) $    .43
                                                                ========    ========   ========  ========
Cash dividends declared and paid per common share               $    .46    $    .46   $    .23  $    .23
                                                                ========    ========   ========  ========

See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                  Six months ended
                                                                                       June 30
                                                                              -----------------------
                                                                                1995           1994
                                                                              --------       --------
Cash flows from operating activities
  Net income (loss)                                                          $ (28,378)    $  77,448
  Reconcilement of net income (loss) to net cash provided:
    Realized investment gain                                                    27,808        (24,752)
    Loss (gain) from sale of discontinued operations                            67,250        (2,478)
    Life policy benefits                                                       137,860       183,662
    Deferred federal income tax                                                 19,860        78,242
    Deferred insurance acquisition costs                                        (9,089)      (21,179)
    Deferred investment product sales costs                                     11,932         5,125
    Amortization on investments                                                  3,002        30,359
    Other accounts and notes receivable                                        (45,291)      (34,021)
    Other accounts payable and liabilities                                      74,312      (112,854)
    Equity income from affiliates                                                 (610)       26,775
    Other                                                                       (9,695)        4,388
                                                                             ---------     ---------
      Net cash provided from operating activities                              248,961       210,715
                                                                             ---------     ---------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                                          122,760        59,248
    Fixed maturities sold prior to maturity                                    210,451       681,718
    Equity securities                                                          104,962        63,042
    Mortgage loans, other loans and investments                                110,998       346,139
  Cost of investments purchased:
    Fixed maturities                                                          (134,306)   (1,104,975)
    Equity securities                                                             ( - )         (384)
    Mortgage loans, other loans and investments                                (87,282)     (204,566)
  Short-term investments, net                                                  (81,610)      287,384
  Unsettled investment transactions, net                                          (298)      (32,782)
  Discontinued operations                                                        2,750       (13,000)
  Other                                                                         54,790       (23,541)
                                                                             ---------     ---------
    Net cash provided from investing activities                                303,215        58,283
                                                                             ---------     ---------

Cash flows from financing activities
  Policyholder account balances:
    Deposits                                                                   204,887       202,767
    Withdrawals                                                               (607,569)     (472,876)
  Dividends paid to stockholders                                               (33,305)      (27,088)
  Reductions of long-term debt                                                 (10,420)         (905)
  Decrease in notes payable, net                                                (4,173)       (1,183)
  Other                                                                         (8,368)      (15,706)
                                                                             ---------     ---------
    Net cash used in financing activities                                     (458,948)     (314,991)
                                                                             ---------     ---------

    Net increase (decrease) in cash                                             93,228       (45,993)
    Cash, beginning of period                                                  205,898       229,937
                                                                             ---------     ---------
    Cash, end of period                                                      $ 299,126     $ 183,944
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

2. Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Net income per share reflects the effect of employee interests in Kemper Financial Companies, Inc. on a fully converted basis. The calculation of primary net income (loss) per share is as follows:

                                                                  Six months ended         Three months ended
                                                                      June 30                    June 30
                                                                  ------------------        ------------------------
(in thousands, except per share data)                               1995      1994           1995       1994
                                                                  -------    -------        -------     ------
Net income (loss) reported                                        $(28,376)  $77,564       $ (6,622)  $20,784
Add back:
  Dividends on redeemable securities of subsidiary                    *         *              *         *
  Interest and amortization expense on convertible
    debentures of subsidiary, net of tax                              *         *              *         *
Deduct:
  Employee interests in subsidiary, assuming full conversion          *         *              *         *
  Dividends on preferred stock                                      11,894    11,789          5,997     5,907
                                                                  --------   -------       --------   -------
Total                                                             $(40,270)  $65,775       $(12,619)  $14,877
                                                                  ========   =======       ========   =======
Average common and equivalent shares outstanding                    34,925    34,068         34,998    34,510
                                                                  ========   =======       ========   =======
Net income (loss) per share                                       $  (1.15)  $  1.93       $  (0.36)  $  0.43
                                                                  ========   =======       ========   =======

         The calculation of net income (loss) per share on a fully diluted basis is as follows:

                                                                 Six months ended        Three months ended
                                                                      June 30                 June 30
                                                                 ------------------       ------------------
(in thousands, except per share data)                             1995       1994           1995       1994
                                                                 ------     -------       -------     ------
Net income (loss) reported                                       $(28,376)  $77,564       $(6,622)   $20,784
Add back:
  Dividends on redeemable securities of subsidiary                   *         *             *         *
  Interest and amortization expense on convertible
    debentures of subsidiary, net of tax                             *         *             *         *
Deduct:
  Employee interests in subsidiary, assuming full conversion         *         *             *         *
  Dividends on preferred stock                                      4,375     4,375         2,187      2,187
                                                                 --------   -------       -------    -------
Total                                                            $(32,751)  $73,189       $(8,809)   $18,597
                                                                 ========   =======       ========   =======
Average common and equivalent shares outstanding                   40,248    39,776        40,544     39,918
                                                                 ========   =======       ========   =======
Net income per share                                             $  **      $  1.84       $  **      $  **
                                                                 ========   =======       ========   =======

  * The effect of employee interests in Kemper Financial Companies, Inc. is anti-dilutive for the period; accordingly, net income is not adjusted.

  ** Net income per share on a fully diluted basis is anti-dilutive; accordingly, net income per share is not adjusted.

3. Certain accounts receivable are stated less an allowance for doubtful accounts of $1.7 million at June 30, 1995.

4. The change in unrealized gains (losses), net of applicable tax, on fixed maturities and equity securities not reflected in net income was $361.5 million and $(386.0) million for the six months ended June 30, 1995 and 1994, respectively.

5. At June 30, 1995, there were 20 million authorized shares of preferred stock with 24.0 thousand shares of Series A Cumulative Convertible Preferred Stock issued and outstanding, 2.0 million shares of Series C Cumulative Preferred Stock issued and outstanding, 66.6 thousand shares of Series D Index Exchangeable Preferred Stock issued and outstanding, and 4.6 million shares of Series E Cumulative Convertible Preferred Stock issued and outstanding. Of the 200 million shares of authorized common stock, there were 66.5 million issued and 34.7 million outstanding. There were 31.8 million treasury shares.

6. Kemper Corporation defines cash as cash, money market accounts and certain short-term investments with original maturities of three months or less. Federal income taxes paid during the six months ended June 30, 1995 amounted to a refund of $3.5 million, compared with a tax payment of $28.1 million in the same period of 1994. Interest payments totaled $17.0 million and $34.6 million for the six months ended June 30, 1995 and 1994, respectively.

7. Pursuant to SFAS 109 (Accounting for Income Taxes), deferred tax assets are recognized if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized. The Company has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's consolidated federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first six months of 1995, the valuation allowance was decreased by $117.4 million. This decrease in the valuation allowance solely relates to the decrease in the deferred federal tax asset from unrealized losses on investments.

         The tax effects of temporary differences that gave rise to significant portions of the Company's net deferred federal tax liability from continuing operations (included in "Other liabilities" in the consolidated balance sheet) were as follows:

                                                                                June 30       December 31
         (in thousands)                                                          1995            1994
                                                                               ---------      -----------
         Deferred federal tax assets:
           Real estate-related                                                 $ 136,440       $ 167,456
           Life policy reserves                                                  124,588         128,339
           Other investment-related                                               38,698          24,074
           Tax capitalization of deferred acquisition costs                       27,513          24,046
           Accrued employee benefits                                              12,071          13,409
           Unrealized losses on investments                                       12,317         129,700
           Accrued expenses                                                        9,727          11,874
           Other                                                                  17,624          15,926
                                                                               ---------       ---------
             Total deferred federal tax assets                                   378,978         514,824
         Valuation allowance                                                     (63,996)       (181,379)
                                                                               ---------       ---------
              Total deferred federal tax assets after valuation
              allowance                                                          314,982         333,445
                                                                               ---------       ---------

         Deferred federal tax liabilities:
           Deferred insurance acquisition costs                                  233,165         243,882
           Deferred investment product sales costs                                54,063          58,239
           Depreciation and amortization                                          32,367          31,580
           Unrealized gains on investments                                        27,832            -
           Other investment-related                                                2,948           6,454
           Other                                                                  14,347          14,407
                                                                               ---------       ---------
             Total deferred federal tax liabilities                              364,722         354,562
                                                                               ---------       ---------
         Net deferred federal tax liability                                    $ (49,740)      $ (21,117)
                                                                               =========       =========

         The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). The tax returns for the years 1987 through 1990 are currently under examination by the IRS. Changes proposed are not material to the Company's financial position.

8. During the six months ended June 30, 1995, Kemper Financial Services, Inc. sold its 50 percent interest in Investors Fiduciary Trust Company and the business operations of a wholly owned subsidiary, Supervised Service Company, Inc., and entered into a definitive agreement to acquire the assets of Dreman Value Management, L.P. See "RESULTS OF OPERATIONS - Asset Management" in this Form 10-Q.

9. On April 3, 1995, Kemper Corporation announced its plan to divest its securities brokerage segment. As a result, these operations have been classified as part of discontinued operations at and for the periods ended June 30, 1995 and 1994. The results of discontinued operations also reflect adjustments to estimated liabilities with respect to the property-casualty, reinsurance and risk management operations that were divested in 1993. The following table sets forth selected financial information regarding the discontinued operations:

                                Six months ended June 30  Three months ended June 30
                                ------------------------  --------------------------
                                    1995            1994        1995         1994
                                   ------          ------      ------       ------
  (in millions)
  Revenue                          $260.6          $283.1      $134.8       $131.8
                                   ======          ======      ======       ======
  Income (loss), net of tax        $ (2.7)         $  0.1      $  0.5       $ (2.6)
  Income (loss) on divestiture,
    net of tax                      (66.1)            2.5        (2.1)          -
                                   ------          ------      ------       ------
      Net income (loss)            $(68.8)         $  2.6      $ (1.6)      $ (2.6)
                                   ======          ======      ======       ======

                                              June 30, 1995    December 31, 1994
                                             --------------    -----------------

      Total assets                              $1,792.4           $1,641.8
      Total liabilities                          1,659.7            1,392.8
                                                --------           --------
          Net assets                            $  132.7           $  249.0
                                                ========           ========

10. On May 15, 1995, Kemper Corporation entered into a definitive agreement to be acquired in a merger transaction. See "Management's Discussion and Analysis" on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On April 3, 1995, Kemper Corporation ("Kemper") approved a plan to divest its securities brokerage segment. The plan has resulted in the segment being reclassified as a component of discontinued operations. The planned divestiture of the securities brokerage operations, through a sale to an employee stock ownership plan and a distribution in the form of a property dividend to Kemper common stockholders, is proceeding. Completion of the transaction is subject to certain conditions including the Securities and Exchange Commission declaring effective a related registration statement. July 27, 1995 was established as the record date for the planned property dividend. Prior to closing, a payable date would be established.

On May 15, 1995, Kemper signed a definitive merger agreement with Zurich Insurance Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., and ZIP Acquisition Corp. (the "Merger Agreement"). In the merger, Kemper stockholders are to receive $49.50 per share in cash. The transaction is subject to certain conditions, including divestiture of the securities brokerage operations and certain approvals by state insurance regulators, mutual fund shareholders and the common stockholders of Kemper. The transaction is expected to close in the fourth quarter of 1995 or, at the option of the investor group, in January 1996. (See Part II, ITEM 5 of this Form 10-Q.)

RESULTS OF OPERATIONS

The following table is a summary of the results of Kemper and its subsidiaries (the "Company"), by category, for the periods ended June 30, 1995 and 1994:

Summary of income (loss) by category
(in millions)

                         Six months ended June 30, 1995          Six months ended June 30, 1994
                        --------------------------------       ----------------------------------
                                      Net                                    Net
                                      realized    Net                        realized      Net
                        Operating     investment  income       Operating     investment    income
                        earnings(1)   results(2)  (loss)       earnings(1)   results(2)    (loss)
                        -----------   ---------   ------       -----------   ----------    ------
Asset management           $31.1        $  (.1)    $31.0         $39.5         $  -        $39.5
Life insurance              62.0         (39.9)     22.1          58.4           1.4        59.8
Real estate                 (4.7)           -       (4.7)        (20.4)         13.6        (6.8)
Other                      (14.5)          6.5      (8.0)        (18.4)           .9       (17.5)
                           -----        ------    ------         -----         -----       -----
    Continuing operations   73.9         (33.5)     40.4          59.1          15.9        75.0
Discontinued operations     (2.7)        (66.1)    (68.8)           .1           2.5         2.6
                           -----        ------    ------         -----         -----       -----
      Total                $71.2        $(99.6)   $(28.4)        $59.2         $18.4       $77.6
                           =====        ======    ======         =====         =====       =====

(1)  Net income (loss) excluding realized investment results.
(2)  See following table for realized investment results.

Realized investment gain (loss)
(in millions)

                                              Six months ended June 30    Three months ended June 30
                                              ------------------------    --------------------------
                                               1995           1994          1995            1994
                                              -----          -----         -----           -----
Real estate-related losses                   $(73.6)         $  -         $(73.6)          $  -
Gains on sales of IFTC, SSC & State Street     48.2             -            6.0              -
Orange County-related charge                  (24.8)            -          (22.8)             -
Other gains and losses, net                    22.3           24.7          19.1            (4.6)
                                             ------          -----        ------           -----
      Realized investment gain (loss)
        from continuing operations            (27.9)          24.7         (71.3)           (4.6)

Income tax expense (benefit)                    5.6            8.8         (24.8)           (1.6)
                                             ------          -----        ------           -----
      Net realized investment gain (loss)
        from continuing operations            (33.5)          15.9         (46.5)           (3.0)

Gain (loss) on divestiture of discontinued
  operations, net of tax                      (66.1)           2.5          (2.0)             -
                                             ------          -----        ------           -----

      Total                                  $(99.6)         $18.4        $(48.5)          $(3.0)
                                             ======          =====        ======           =====

Continuing operations

Operating earnings for continuing operations were $73.9 million for the first six months of 1995, compared with $59.1 million in the same 1994 period. Operating earnings for the second quarter of 1995 totaled $41.4 million, compared with $26.4 million for the same period of 1994. These improvements in both six-month and second-quarter results reflect increased spreads on fixed rate annuities and effective expense control in the life insurance segment and reduced joint venture operating losses in the real estate segment. Asset management earnings declined in both the six-month and second-quarter periods largely due to reduced management fees, distribution fees and commission income.

Net income from continuing operations totaled $40.4 million in the first six months of 1995, compared with $75.0 million in the first six months of 1994. The Company reported a second-quarter 1995 net loss of $5.1 million, compared with net income of $23.3 million in the second quarter of 1994. Decreased net income for the six month and second-quarter periods in 1995 resulted from $47.9 million of after-tax real estate-related realized investment losses in the life insurance segment.

The other operations and corporate category consists of the holding company income and expenses of both Kemper Corporation and Kemper Financial Companies, Inc., a 97 percent-owned downstream holding company. This category reported a net loss of $8.0 million for the first six months of 1995, compared with a net loss of $17.5 million for the same period in 1994. The 1995 results reflect realized investment gains of $6.5 million (after-tax) primarily from the sale of equities, compared with $0.9 million (after-tax) for the same period of 1994. The 1994 results included additional operating expenses of $6.2 million (after-tax) relating to a proxy contest and a failed merger. Expenses for the six months ended June 30, 1995 included $0.3 million (after-tax) relating to the planned merger.

Total operations

Including discontinued operations, the Company's net loss totaled $28.4 million for the first six months of 1995, compared with net income of $77.6 million for the same period of 1994. Net loss per share for the first six months of 1995 was $1.15 (primary and fully diluted), compared with net income of $1.93 per share (primary) and $1.84 per share (fully diluted) in the first six months of 1994. The Company recorded a net loss of $6.6 million, or $.36 per share (primary and fully diluted), in the second quarter of 1995, compared with net income of $20.8 million, or $.43 per share (primary and fully diluted), in the same period of 1994.

Discontinued operations include the Company's securities brokerage subsidiaries, for which a plan for divestiture was announced in April 1995, and the Company's former primary property-casualty insurance, reinsurance and risk management subsidiaries, all of which were divested in 1993. In the first six months of 1995, the net loss from discontinued operations totaled $68.8 million, primarily due to a $66.1 million loss relating to the divestiture of the securities brokerage operations. In the first six months of 1994, the net gain from discontinued operations totaled $2.6 million.

Net income (loss) per share in the following segment discussions is on a primary basis.

Asset management

The asset management segment principally consists of Kemper Financial Services, Inc. ("KFS") and its subsidiaries, including Kemper Service Company ("KSvC") and INVEST Financial Corporation ("INVEST").

Selected financial highlights
(in millions, except per share data)

                                               Six months ended June 30     Three months ended June 30
                                               ------------------------     --------------------------
                                                  1995        1994              1995         1994
                                                 -----        -----             -----        -----
STATEMENT OF INCOME
   Investment management fees                    $100.8       $112.1            $ 50.8       $ 54.9
   Commission income                               29.4         40.9              15.2         19.0
   Distribution and redemption fees                29.4         36.3              14.5         17.2
   Transfer agent revenue                          33.9         38.3              15.2         20.1
   Investment and other income                     10.5          8.6               5.2          4.6
   Realized investment gain (loss)                 23.5           -              (16.8)          -
                                                  ------      ------            ------       ------

     Total revenue                                227.5        236.2              84.1        115.8
                                                 ------       ------            ------       ------

   Operating expenses                             111.6        127.2              51.9         63.0
   Commission expense                              31.4         42.2              16.0         19.9
   Deferral of mutual fund commissions
     and sales expense                            (14.6)       (22.4)             (7.6)       (10.3)
   Amortization of deferred mutual fund
     commissions and sales expense                 26.5         27.5              12.8         14.6
                                                 ------       ------            ------       ------

     Total expenses                               154.9        174.5              73.1         87.2
                                                 ------       ------            ------       ------

   Earnings before income tax                      72.6         61.7              11.0         28.6

   Income tax expense                              41.6         22.2               4.5         10.1
                                                 ------       ------            ------       ------
     Net income                                  $ 31.0       $ 39.5            $  6.5       $ 18.5
                                                 ======       ======            ======       ======
Realized investment loss, net of tax             $ (0.1)      $   -             $(11.0)      $   -
                                                 ======       ======            ======       ======
Operating earnings                               $ 31.1       $ 39.5            $ 17.5       $ 18.5
                                                 ======       ======            ======       ======

Per share:
     Operating earnings                          $  .89       $ 1.16             $ .50       $  .53
                                                 ======       ======            ======       ======
     Net income                                  $  .89       $ 1.16             $ .19       $  .53
                                                 ======       ======            ======       ======

The asset management segment's net income for the first six months of 1995 decreased $8.5 million when compared with the first six months of 1994. This decrease was primarily due to lower operating earnings, which were $31.1 million in the first half of 1995, compared with $39.5 million in the first half of 1994. Reduced management fees, distribution and redemption fees, transfer agent fees and commission income all contributed to the decline in operating earnings. These revenue reductions were partially offset by reduced operating and commission expenses (see discussion below).

Also reducing the segment's net income was an after-tax Orange County-related charge totaling $16.1 million in the first six months of 1995. This charge primarily reflected the difference between the December 31, 1994 estimated value of $198.0 million face amount of Orange County, California notes and their June 30, 1995 estimated value. The Company renewed credit-enhancing arrangements in the period that were established in the fourth quarter of 1994 pursuant to which the Company bears the risk of loss associated with the Orange County notes held by five non-government taxable money market mutual funds managed by KFS.

Orange County, which filed for bankruptcy protection in December 1994, has made the monthly interest payments on the notes to date. The five affected Kemper money market funds have consented to extend the maturity date of the notes to June 30, 1996. The original maturity date was July 10, 1995. The Company's bank letter of credit arrangements with respect to the Orange County notes were also extended to the new maturity date.

The segment's net income in 1995 benefited from a net realized investment gain of $11.6 million in the first quarter from the sale of KFS' 50 percent interest in Investors Fiduciary Trust Company ("IFTC") and by a net realized investment gain of $4.4 million in the second quarter from the sale of shares of State Street Boston Corporation ("State Street") common stock. On January 31, 1995, KFS sold its 50 percent interest in IFTC to State Street in exchange for 2,986,111 shares of State Street common stock with a market value of $98.2 million at that date. On June 21, 1995, KFS sold all of its shares of State Street stock and received approximately $105.0 million. IFTC contributed
$0.6 million and $2.8 million of the segment's operating earnings recorded in the first half of 1995 and 1994, respectively.

In April 1995, KSvC sold to DST Systems, Inc. ("DST") the business operations of Supervised Service Company, Inc. ("SSC"), including certain internally-developed transfer agent recordkeeping software. The Company also entered into a long-term remote processing agreement with DST. In conjunction with the sale, KSvC took a write-down on the carrying value of its data center equipment assets as the area is being downsized. The net impact of the sale to DST and KSvC's write-down was immaterial to the segment's financial results.

Also, in April 1995, KFS sold 5,034 shares of its 12,500 shares of Dimensional Fund Advisors, Inc. ("DFA") to DFA for approximately $2.2 million. In July, KFS entered into an agreement to sell its remaining 7,466 shares of DFA for approximately $3.2 million. A realized investment gain of approximately $280,000 was attributable to the April sale and an additional gain of approximately $415,000 is expected to be realized in the second half of 1995.

On May 2, 1995, KFS announced the signing of a definitive agreement to acquire substantially all the assets of Dreman Value Management, L.P. ("DVM"). The planned acquisition would broaden KFS' retail and institutional product offerings to include the value style of equity investing and complement KFS' current growth style. DVM currently has approximately $1.5 billion in institutional assets under management and $60.0 million in assets managed for three value style equity mutual funds and one fixed income fund. Consummation of the transaction is subject to, among other conditions, certain third-party approvals. The transaction is expected to close later in the third quarter of 1995.

The decrease of $11.3 million in investment management fees in the first half of 1995 when compared with the first half of 1994 was primarily due to a $4.0 billion reduction in mutual fund average assets under management. Bond funds accounted for $3.4 billion of this decrease, while stock funds and money market funds represented declines of $0.4 billion and $0.2 billion, respectively.

Commission income was $29.4 million in the first six months of 1995, compared with $40.9 million for the same period last year, due to lower sales of most products. At INVEST, the segment's principal producer of commission revenue, commissions on the sale of mutual fund products declined $7.0 million in the first six months of 1995 when compared with the same period in 1994. Also adversely affecting INVEST's revenue were decreased sales of annuity products, where commissions declined $4.5 million in the first half of 1995 compared with the first half of 1994. INVEST's 1995 sales were down in large part because of favorable interest rates available from competing products in the bank distribution system.

Distribution and redemption fee revenue decreased $6.9 million in the first six months of 1995 compared with the first six months of 1994. Distribution fees, based on assets managed in KFS' spread load mutual funds, were approximately $5.5 million lower as spread load assets declined due to market depreciation, redemptions of fund shares and routine conversions of spread load assets to front-end load shares which are exempt from distribution fees. Receipt of contingent deferred sales charges from redemption activity also declined as redemptions from spread load funds were lower during the 1995 period.

Transfer agent revenue decreased to $33.9 million in the first six months of 1995 from $38.3 million in the same period last year. This $4.4 million decrease was primarily due to reductions in the number of transactions and new account activity, fee caps on spread load and level load assets, and cessation of unit investment trust processing in 1995. In addition, SSC's transfer agent fees decreased approximately $0.5 million during the 1995 period due to the above-described sale of its business operations. KSvC accounted for transfer agent revenue of $30.7 million and $34.6 million in the first six months of 1995 and 1994, respectively. SSC accounted for transfer agent revenue of $3.2 million and $3.7 million in the first six months of 1995 and 1994, respectively.

Investment and other income increased by $1.9 million in the first half of 1995 compared with the first half of 1994. This increase was primarily due to additional interest and dividend income of approximately $2.8 million in 1995, and the above-described sale of KFS' DFA shares.

Operating expenses declined by $15.6 million in the first six months of 1995 when compared with the first six months of 1994. Expense reductions in advertising, literature and sales promotion of mutual fund products approximated $1.2 million. Personnel expenses decreased approximately $10.6 million due to staff reductions and reductions in production-related compensation due to lower sales. Transfer agent remote processing fees and software application depreciation costs were $3.5 million lower during the period based on the above-mentioned agreement with DST. Professional services increased by approximately $1.2 million primarily due to litigation-related expenses.

Commission expense decreased to $31.4 million in the first half of 1995, compared with $42.2 million in the first half of 1994, due to lower sales. With the reduction of sales, there was a related decrease in the deferral of mutual fund commissions and sales expense. Amortization of deferred mutual fund commission and sales expense also decreased during 1995. The decrease was due to greater than planned investment performance in the spread load funds in 1995 and was partially offset by a shortening of the amortization period in 1995 for expenses related to sales of front-end load mutual funds at net asset value.

Assets under management
(in billions)

                        6/30/95   3/31/95   12/31/94   9/30/94   6/30/94
                        -------   -------   --------   -------   -------
Mutual funds:
    Bond                 $21.1     $21.0     $20.6      $21.9     $22.9
    Stock                  9.4       8.9       8.7        9.0       8.7
    Money market          12.6      12.1      12.2       12.3      12.2
Investment advisory        4.6       4.5       5.0        5.6       4.8
Kemper Corporation
    affiliates             9.0       9.1       9.3        9.6       9.6
The Kemper National
    Insurance Companies    6.6       6.6       6.9        7.0       6.9
                         -----     -----     -----      -----     -----
    Total                $63.3     $62.2     $62.7      $65.4     $65.1
                         -----     -----     -----      -----     -----

Bond and stock mutual fund assets under management increased $1.2 billion from December 31, 1994 primarily due to market value appreciation. Bond and stock funds had asset appreciation of $3.4 billion in the first six months of 1995, compared with asset depreciation of approximately $1.7 billion in the first half of 1994. Redemptions of stock and bond funds totaled $2.8 billion in the first half of 1995, while sales totaled $1.0 billion. Comparable six-month 1994 redemptions and sales totals were $3.1 billion and $1.6 billion, respectively. Bond funds made up 63 percent of the redemption volume in the first half of 1995, down from 78 percent in the same period last year. Sales of stock mutual funds represented 44 percent of total stock and bond fund sales in the first six months of 1995, up from 42 percent in the first half of 1994.

Money market fund assets under management increased $0.4 billion in the first half of 1995, as net sales in wholesale-distributed money funds were positive for the period.

The decline in investment advisory assets in the first half of 1995 was primarily due to the loss of clients because of uncertainties with respect to the Company's ownership, portfolio management turnover and performance. Organizational stability affects the relationships with institutional clients and the retention of their assets.

The Kemper National Retirement Plan, representing approximately $0.3 billion in assets under management, was transferred from Kemper Corporation affiliates to the investment advisory area in the first half of 1995. Prior periods in the table above have been restated. (See the table captioned "Other selected balance sheet data" in the Life insurance segment discussion below.)

The first-half declines in assets managed for the Kemper National Insurance Companies and Kemper Corporation affiliates were primarily due to decreases in real estate-related assets. These decreases do not affect the asset management segment's revenue or net income. (See "Real estate" below.)

Life insurance

The life insurance segment consists of Federal Kemper Life Assurance Company, Kemper Investors Life Insurance Company and their subsidiaries.

Selected financial highlights
(in millions, except per share data)

                                        Six months ended            Three months ended
                                             June 30                     June 30
                                        ------------------          -------------------
                                         1995        1994            1995         1994
                                        ------      ------          ------       ------
STATEMENT OF INCOME
Investment income                      $ 263.8      $ 245.7        $ 131.2      $ 123.7
Premium revenue                           77.9         75.2           39.6         38.3
Other income                              48.1         47.0           24.6         23.0
Realized investment gain (loss)          (61.4)         2.2          (60.4)       (13.4)
                                       -------      -------        -------      -------
   Total revenue                         328.4        370.1          135.0        171.6
                                       -------      -------        -------      -------
Benefits to policyholders                244.6        236.3          122.3        116.8
Commissions, taxes, licenses and fees     35.6         32.6           18.7         15.6
Operating expenses                        24.0         27.5           12.6         14.2
Deferral of policy acquisition costs     (61.4)       (61.9)         (31.8)       (31.2)
Amortization of deferred policy
   acquisition costs                      52.3         40.7           24.3         21.5
                                       -------      -------        -------      -------
   Total benefits and expenses           295.1        275.2          146.1        136.9
                                       -------      -------        -------      -------
Earnings (loss) before income tax         33.3         94.9          (11.1)        34.7
Income tax expense (benefit)              11.2         35.1           (3.7)        13.9
                                       -------      -------         ------      -------
   Net income (loss)                   $  22.1      $  59.8        $  (7.4)     $  20.8
                                       =======      =======        =======      =======
Realized investment gain (loss),
   net of tax                          $ (39.9)     $   1.4        $ (39.2)     $  (8.8)
                                       =======      =======        =======      =======
Operating earnings                     $  62.0      $  58.4        $  31.8      $  29.6
                                       =======      =======        =======      =======

Per share:
   Operating earnings                  $  1.77      $  1.71        $   .91      $   .86
                                       =======      =======        =======      =======
   Net income (loss)                   $   .63      $  1.76        $  (.22)     $   .60
                                       =======      =======        =======      =======

The life insurance segment reported a decline in net income in the first half of 1995, compared with the first half of 1994, primarily due to realized investment losses in 1995, compared with realized investment gains in 1994. The segment's after-tax realized investment results included real estate-related losses of $47.9 million (see the discussion captioned "Real Estate Asset Sales" in ITEM 5 of this Form 10-Q below) and $14.5 million for the six months ended June 30, 1995 and 1994, respectively, offset by other net realized investment gains of $8.0 million and $15.9 million for the six months ended June 30, 1995 and 1994, respectively, primarily from the sales of fixed maturity investments in 1995 and common stocks in 1994.

Operating earnings for the life insurance segment improved in the first half of 1995, compared with the first half of 1994, primarily due to increased spread income, lower operating expenses and higher premium revenue. These improvements were partially offset by an increase in benefits paid to policyholders and an increase in the amortization of deferred policy acquisition costs.

The life insurance segment improved spread income by increasing investment income and by also reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products through most of 1994. Such reductions in crediting rates occurred as overall interest rates also declined. Operating earnings then began to improve as crediting rates declined at a faster rate than the segment's investment income. Beginning in late 1994, however, as a result of rising interest rates and other competitive market factors, the life insurance segment began to increase crediting rates on
such interest-sensitive products, which adversely impacts spread income.   The
recent decline in interest rates during the second quarter of 1995, however, has created an interest rate environment mitigating at present competitive pressures to increase renewal crediting rates further.

Investment income was positively impacted in the first half of 1995, compared with the first half of 1994, from reductions in the level of non-performing real estate-related investments, primarily from sales of certain real estate-related investments to the Company's real estate subsidiaries in recent periods. These sales totaled $5.0 million in the first half of 1995 and $164.7 million in the first half of 1994 and resulted in no realized gain or loss to the life insurance segment. Investment income in 1995 also benefited from a repositioning of the segment's fixed maturity investment portfolio in September 1994. The repositioning of the segment's investment portfolio resulted in the sale of $868.7 million of fixed maturity investments, which consisted of lower yielding investment-grade corporate securities and collateralized mortgage obligations. The $810.6 million of proceeds from the repositioning, together with $325.0 million of cash and short-term investments, was reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. See "INVESTMENTS" below.

Life insurance sales
(in millions)

                                 Six months ended          Three months ended
                                     June 30                    June 30
                                 -----------------         ------------------
                                  1995        1994          1995         1994
                                 -----       -----         -----        -----
Annuities:
   General account             $ 156.0      $ 146.3      $  94.4      $  69.1
   Separate account               86.7        146.7         38.3         69.3
                               -------      -------      -------      -------
     Total annuities             242.7        293.0        132.7        138.4
Life insurance:
   Term and other                 77.7         77.3         39.6         40.8
   Interest-sensitive             40.2         38.9         20.0         18.6
                               -------      -------      -------      -------
     Total life insurance        117.9        116.2         59.6         59.4
                               -------      -------      -------      -------
       Total sales             $ 360.6      $ 409.2      $ 192.3      $ 197.8
                               =======      =======      =======      =======

Sales of term and other life insurance products include both renewal premiums and new product sales. Despite a slight decline in the average premium per new policy for term life products in 1995, premium revenue increased in the first half of 1995, compared with the first half of 1994, primarily due to increasing renewal premiums. The segment issued new life insurance business in the first half of 1995 of $6.5 billion in face amount, down from $8.0 billion in first-half 1994, due in part to competitive conditions and uncertainty concerning the Company's ownership. Total life insurance in force grew to $98.1 billion at June

30, 1995, compared with $97.5 billion at December 31, 1994 and $91.4 billion at December 31, 1993.

Sales of annuity products consist of total deposits received. The increase in general account (fixed annuity) sales reflected the Company's current strategy to increase sales of fixed annuities as a result of the current interest rate environment. The Company's longer term strategy is to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for the Company as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in the first half of 1995, compared with the first half of 1994. This decline was due to competitive conditions in certain distribution channels, in part reflecting the life insurance subsidiaries' financial strength and performance ratings and uncertainty concerning the Company's ownership.

Included in other income are administrative fees received from the segment's separate account products of $10.5 million in the first half of 1995, compared with $10.3 million in the first half of 1994. Other income also included surrender charge revenue of $8.4 million in the first half of 1995, compared with $7.8 million in the first half of 1994, as total general account and separate account policyholder surrenders and withdrawals increased to $800.3 million in the first half of 1995, compared with $513.3 million in the first half of 1994. Policyholder withdrawals increased during the first half of 1995 reflecting uncertainty regarding the Company's ownership and rising interest rates late in 1994 and early in 1995. The segment's crediting rate increases in late 1994 and in early 1995 are designed to reduce the level of future withdrawals. As a result of increases in renewal crediting rates and declining interest rates in the second quarter of 1995, together with the benefits of the segment's planned association with the Zurich Insurance Company, the Company expects that the level of surrender and withdrawal activity experienced by the life insurance segment in the first half of 1995 should decrease for the remainder of 1995.

First-half 1995 benefits to policyholders included $53.7 million in death benefits, compared with $39.3 million in the first half of 1994. The increase in death benefits can be attributed in part to the overall growth in insurance in force.

The amortization of insurance policy acquisition costs increased in the first six months of 1995, compared with the first six months of 1994, primarily as a result of an increase in policyholder withdrawals and increasing renewal crediting rates. Policyholder withdrawals and increasing renewal crediting rates adversely impact the amortization of insurance policy acquisition costs as both would be expected to decrease the segment's projected future estimated gross profits.

Operating expenses decreased by $3.5 million, or 12.7 percent, in the first half of 1995, compared with the first half of 1994, primarily as a result of expense control efforts.

Since year-end 1990, the Company has taken many steps to improve the earnings, financial strength and competitive marketing position of its life insurance subsidiaries. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $867.2 million of certain real estate-related investments to the Company's real estate subsidiaries through June 30, 1995, third-party sales and refinancings of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of any indebtedness, and capital contributions of $275.8 million through June 30, 1995. The statutory surplus ratio for the segment improved to
11.8 percent at June 30, 1995 from 10.3 percent at December 31, 1994, 9.2 percent at December 31, 1993, 7.9 percent at December 31, 1992 and 1991, and
5.4 percent at year-end 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

Invested assets and cash
(in millions)

                                              June 30            December 31
                                                1995                1994
                                           ----------------    ----------------
Cash and short-term investments            $  305      4.1%    $  313      4.4%
Fixed maturities:
  Investment-grade:
     NAIC (1) Class 1                       4,125     56.2      3,860     53.7
     NAIC (1) Class 2                       1,088     14.8      1,139     15.8
  Performing below investment-grade (2)       207      2.8        196      2.7
Equity securities                              14       .2         24       .3
Joint venture mortgage loans (3)              520      7.1        540      7.5
Third-party mortgage loans (3)                373      5.1        397      5.5
Other real estate-related investments (3)     284      3.9        297      4.1
Other                                         429      5.8        426      6.0
                                           ------    -----     ------    -----
Total (4)                                  $7,345    100.0%    $7,192    100.0%
                                           ======    =====     ======    =====

(1) National Association of Insurance Commissioners ("NAIC")
    - Class 1 = A- and above
    - Class 2 = BBB- through BBB+

(2) Excludes $33 million, or 0.5 percent, and $57 million, or 0.8 percent, at June 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) See table captioned "Summary of gross and net real estate investments" below.

(4) See "INVESTMENTS" below.

Other selected balance sheet data
(in millions)

                                                 June 30     December 31
                                                   1995         1994
                                                 --------    -----------
Deferred insurance acquisition costs              $   666      $   697
Assets of separate accounts(1)                      1,691        1,871
Total assets                                       10,616       10,736
Life policy benefits, net of ceded reinsurance      6,869        7,129
Unrealized gain (loss) on investments                  51         (322)
Stockholders' equity                                1,113          738

(1) The decrease in separate account assets reflects the transfer of certain segregated assets and liabilities related to the pension plans of Lumbermens Mutual Casualty Company and its affiliates (the "Kemper National Insurance Companies"). The asset management segment had previously been receiving and continues to receive administrative fees for managing such funds. The life insurance segment, however, did not receive administrative fees for managing such funds, and therefore the transfer had no impact on the life insurance segment's results.

Real estate

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. Loans held by these subsidiaries are subordinate to loans held by the Company's life insurance subsidiaries.

Selected financial highlights
(in millions, except per share data)

                                   Six months ended June 30           Three months ended June 30
                                   ------------------------           --------------------------
                                    1995             1994              1995               1994
                                   -------          -------           -------            -------
STATEMENT OF INCOME
Joint venture operating losses     $  (3.5)         $ (29.4)          $   1.1           $ (13.0)
Investment income and other            5.0              7.1               2.7                3.6
Realized investment gain                -              21.0                -                 7.3
                                   -------          -------           -------            -------
   Total revenue                       1.5             (1.3)              3.8               (2.1)
                                   -------          -------           -------            -------
Operating expenses                     8.1              7.2               4.7                3.8
Interest expense                        .6              1.9                .2                1.0
                                   -------          -------           -------            -------
   Total expenses                      8.7              9.1               4.9                4.8
                                   -------          -------           -------            -------
Loss before income tax                (7.2)           (10.4)             (1.1)              (6.9)

Income tax benefit                    (2.5)            (3.6)              (.4)              (2.4)
                                   -------          -------           -------            -------
   Net loss                        $  (4.7)         $  (6.8)          $   (.7)           $  (4.5)
                                   =======          =======           =======            =======
Realized investment gain,
   net of tax                      $    -           $  13.6           $    -             $   4.8
                                   =======          =======           =======            =======
Operating loss                     $  (4.7)         $ (20.4)          $   (.7)           $  (9.3)
                                   =======          =======           =======            =======
Per share:
   Operating loss                  $  (.13)         $  (.60)          $  (.02)           $  (.27)
                                   =======          =======           =======            =======
   Net loss                        $  (.13)         $  (.20)          $  (.02)           $  (.13)
                                   =======          =======           =======            =======

The $25.9 million joint venture operating loss decline in the first six months of 1995 from the level in the year ago period was primarily due to certain joint venture audit adjustments and also reflected sales and restructurings that were completed with respect to certain joint ventures, reducing the level of operating losses the Company was required to record. Audit adjustments to certain ventures' 1994 operating losses reported to the Company in 1995 included $8.5 million relating to recognizing gains in certain property sales which previously were deferred and $5.7 million relating to interest on third-party debt previously expensed in 1994 which was capitalized in the first six months of 1995.

In the first half of 1994, such sales included real estate investment trust ("REIT") transactions, and such restructurings included a transaction in which the interest payment terms of certain loans held by the Company, Fidelity Life Association and the Kemper National Insurance Companies were amended, effective January 1, 1994, to make interest payments contingent on cash being available. This restructuring transaction reduced joint venture operating losses in 1994 by $9.2 million and was recorded in the second half of 1994.

Investment and other income decreased $2.1 million in the first half of 1995 primarily due to a reduction in real estate management fee income as a result of a lower level of real estate assets under management. While mostly attributable to a decline in real estate assets managed, this decrease was also in part due to the Kemper National Insurance Companies engaging a third-party real estate asset manager effective January 1, 1995. In the first half of 1994, this segment recorded $.5 million of real estate management fee revenue from managing real estate assets of the Kemper National Insurance Companies.

In the first half of 1995, the segment generated realized gains at a level equal to additions to reserves and write-downs. In the first six months of 1994, sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of the segment's additions to reserves and write-downs. See "INVESTMENTS - Provisions for real estate-related losses" below.

The following table reflects selected balance sheet data of the real estate segment:

Selected balance sheet data
(in millions)

                                               June 30    December 31
                                                 1995        1994
                                               -------    -----------
Cash and short-term investments                  $ 25        $ 15
Joint venture mortgage loans (1)                  103          84
Third-party mortgage loans (1)                      6          21
Other real estate-related investments (1)          34          39
Other                                               5           5
                                                 ----        ----
     Total invested assets and cash (2)          $173        $164
                                                 ====        ====
Net deferred federal tax asset                   $ 54        $ 83
Total assets                                      378         387
Long-term debt                                     13          13
Stockholders' equity                              326         330

(1) See table captioned "Summary of gross and net real estate investments" below.

(2)  See "INVESTMENTS" below.

INVESTMENTS

The Company's invested assets predominantly reflect investments of its life insurance and real estate subsidiaries. The Company's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting insurance contracts written by its life insurance subsidiaries. The Company's subsidiaries make shifts in their investment portfolios depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions.

Invested assets and cash

(in millions)                                    June 30           December 31
                                                   1995                1994
                                              -------------       -------------
Cash and short-term investments               $  730    9.2%      $  555    7.3%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                            4,126   52.0        3,861   50.7
    NAIC(1) Class 2                            1,088   13.7        1,139   15.0
  Performing below investment-grade(2)           211    2.7          201    2.6
Equity securities                                 30    0.4           40    0.5
Joint venture mortgage loans(3)                  615    7.7          616    8.1
Third-party mortgage loans(3)                    380    4.8          418    5.5
Other real estate-related investments(3)         319    4.0          336    4.4
Other                                            438    5.5          445    5.9
                                              ------  -----       ------  -----
Total (4)                                     $7,937  100.0%      $7,611  100.0%
                                              ======  =====       ======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $138 million, or 1.7 percent, and $168 million, or 2.2 percent, at June 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when the Company has disposed of its related equity interest in that venture.

(4) See table captioned "Summary of gross and net real estate investments" below.

Fixed maturities

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity, net of any applicable income tax expense. The aggregate unrealized appreciation, net of tax, on fixed maturities at June 30, 1995 was $51.2 million, or $1.47 per share, compared with unrealized depreciation of $333.9 million, or $9.70 per share, at December 31, 1994. The Company does not record a net deferred tax benefit for aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At June 30, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 74.9 percent of the Company's invested assets and cash, compared with 73.0 percent at December 31, 1994. Approximately 72.4 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at June 30, 1995.

Approximately 52.7 percent of the Company's investment-grade fixed maturities at June 30, 1995 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that the Company's investments in mortgage-backed securities were predominantly made since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of the life insurance segment's September 1994 purchases of such investments, most of these investments were purchased by the Company at discounts. Prepayment activity on securities purchased at a discount is not expected to result in any material losses to the Company because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At June 30, 1995, the Company has unamortized discounts and premiums of $40.9 million and $13.7 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of the Company's investments in mortgage-backed securities, the Company believes that the associated risk can be managed without material adverse consequences on its financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6) (representing securities of 14 issuers at June 30, 1995) totaled less than three percent of cash and invested assets at June 30, 1995 and December 31, 1994. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, the Company significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

The $1.31 billion real estate portfolio held by the Company's continuing operations constituted 16.5 percent of cash and invested assets at June 30, 1995, compared with $1.37 billion, or 18.0 percent, at December 31, 1994. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company has taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)

                                     June 30, 1995                           December 31, 1994
                               --------------------------------        -----------------------------
                                        Life          Real                      Life        Real
                                        insurance     estate                    insurance   estate
                               Total    segment       segment          Total    segment     segment
                               -----    ---------     ---------        -----    ---------   -------
Investments before
  reserves, write-downs,
  foreign currency translation
  adjustments and net joint
  venture operating
  losses:
Joint venture mortgage loans   $  627    $  519        $ 108           $  687    $  542     $ 145
Third-party mortgage loans        403       396            7              461       440        21
Other real estate-related
    investments                 1,100       397          703            1,163       427       736
                               ------    ------        -----           ------    ------     -----
  Subtotal                      2,130     1,312          818            2,311     1,409       902

Reserves                          (94)      (50)         (44)            (183)      (55)     (128)
Write-downs                      (478)      (71)        (407)            (504)     (107)     (397)
Foreign currency translation
  adjustments                     (35)     -             (35)             (36)      -         (36)
Cumulative net operating losses
  of joint ventures owned        (210)      (22)        (188)            (218)      (21)     (197)
                               ------    ------        -----           ------    ------     -----
Net real estate investments    $1,313    $1,169        $ 144           $1,370    $1,226     $ 144
                               ======    ======        =====           ======    ======     =====

As reflected in the real estate portfolio table on the following page, the Company has continued to fund both existing projects and legal commitments.
The future legal commitments were $441.0 million at June 30, 1995. This amount represented a net decrease of $69.8 million since December 31, 1994, largely due to fundings in the first six months of 1995. (The commitments also reflect an asset guarantee of $38.6 million related to the 1993 sale of Kemper Reinsurance Company.) As of June 30, 1995, the Company expects to fund approximately $135.9 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which the Company does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in the Company's evaluation of reserves and write-downs.

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

Excluding $68.8 million of real estate owned and a $60.1 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $1,304.6 million at June 30, 1995, after reserves and write-downs. Of this amount, $756.0 million are on accrual status with a weighted average interest rate of approximately
7.8 percent. Of these accrual loans, 60.5 percent have terms requiring current periodic payments of their full contractual interest, 24.6 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 14.9 percent defer all interest to maturity.

The deficit in equity investments in real estate, at June 30, 1995, consisted of $138.1 million of loans to Spanish projects (described below), $64.5 million of unsecured loans to joint ventures treated as equity investments, a $238.9 million deficit in the Company's other equity investments in joint ventures and $23.8 million of reserves. The deficit includes the Company's share of periodic operating results. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned included $3.8 million of foreclosures, $61.2 million of deeds in lieu of foreclosure and $3.8 million of certain purchased properties at June 30, 1995. Real estate owned was net of $103.4 million of write-downs at June 30, 1995.

Real estate portfolio

(in millions)                  Mortgage loans       Other real estate-related investments
                               --------------   -----------------------------------------
                                                                      Real
                               Joint     Third             Other      estate  Equity
                               venture   party   Bonds(2)  loans(3)   owned   investments  Total
                              --------  ------  ---------  -------    ------  -----------  -------
Balance at December 31, 1994    $616.2  $418.3   $170.3     $176.2    $78.7   $(89.0)     $1,370.7(1)
Additions (deductions):
Fundings                          27.2     3.4      3.9        1.0      3.0     27.7          66.2
Interest added to principal       13.2     8.4      0.1        2.5      -        -            24.2
Sales/paydowns/distributions     (44.7)  (18.3)    (4.4)      (5.7)   (12.3)    (3.1)        (88.5)
Maturities                         -       -        -         (0.4)     -        -            (0.4)
Rollovers at maturity:
  Principal                        -       -        -          0.4      -        -             0.4
  Interest                         -       -        -          -        -        -              -
Operating loss                     -       -        -          -        -       (4.5)         (4.5)
Transfers to real estate owned    (3.6)    -        -          -        3.6      -              -
Realized investment gain (loss)    4.0   (24.2)    (7.2)     (65.9)     2.8     16.9         (73.6)
Net transfers                     17.8   (27.9)   (22.2)      40.4      -       (8.1)           -
Other transactions, net          (15.1)   20.2    ( 0.1)      20.8     (7.0)     -            18.8
                                ------  ------   ------     ------    -----   ------      --------
Balance at June 30, 1995        $615.0  $379.9   $140.4     $169.3    $68.8   $(60.1)     $1,313.3(4)
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

(3) The other real estate loans are notes receivable evidencing financing primarily to joint ventures for purposes similar to those funded by real estate-related bonds.

(4) Net of $572.5 million reserve and write-downs. Excludes $39.0 million of real estate-related accrued interest.

As reflected in the preceding table, cash received by the Company from sales/paydowns/distributions during the first six months of 1995 exceeded the Company's cash fundings during the same period by $22.3 million.

Real estate concentrations

Real estate markets have been depressed in recent years in areas where most of the Company's real estate portfolio is located. Approximately one-half of the Company's real estate holdings are in California and Illinois. California real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois show some stabilization and improvement.

At June 30, 1995, the Company's real estate portfolio also included $138.1 million of loans carried as equity investments in real estate (net of $184.7 million of cumulative write-downs, $34.8 million of foreign currency translations and $34.3 million of cumulative operating losses) related to land for office and retail development and residential projects located in Barcelona, Spain. The Spanish projects accounted for $26.4 million of net fundings, $1.5 million of foreign currency translation losses, and operating income of $2.7 million during the first six months of 1995 and represented approximately 10.3 percent of the Company's real estate portfolio at June 30, 1995. These investments, which began in the late 1980s, accounted for $13.3 million of the June 30, 1995 off-balance-sheet legal commitments, of which the Company expects to fund approximately $7.7 million.

Undeveloped land, including the Spanish projects, represented approximately
24.8 percent of the Company's real estate portfolio at June 30, 1995. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including the Company's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially.

At June 30, 1995, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $401.1 million, or 30.5 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflects $33.2 million in fundings during first-half 1995. The Company also received cash from Prime Group-related sales/paydowns/distributions totaling $22.7 million in the first six months of 1995. Prime Group-related commitments accounted for $220.3 million of the off-balance-sheet legal commitments at June 30, 1995, of which the Company expects to fund $40.0 million.

Effective January 1, 1993, the Company formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interests in ventures in which Bedford, the Company, Lumbermens and their respective subsidiaries previously shared ownership interests. As MLP partners, the Company and Lumbermens have participated in funding certain cash needs of the MLP projects. During the first six months of 1995, the Company provided $26.3 million of fundings to the MLP projects. The Company also received cash from MLP-related sales/paydowns/distributions of $48.5 million in the first half of 1995. At June 30, 1995, projects in the MLP accounted for $85.9 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund $75.0 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. The Company records 50 percent of the operating results of the ventures held by the MLP. Of the Company's real estate portfolio at June 30, 1995, approximately $410.6 million, or 31.3 percent, represented loans to and investments in MLP-owned ventures. (See ITEM 5 below.)

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

The deficit in (i.e., the negative carrying value of) the Company's equity investments in real estate is considered in the Company's periodic evaluations of, and serves to reduce the level of, its provisions for real estate-related losses. In 1994 and the first half of 1995, because certain negative carrying values were eliminated due to the sales or transfers of the Company's interests in the corresponding joint ventures, the Company generally added to its provisions for real estate-related losses an amount equal to most of the gains from such sales and transfers.

The Company decreased the net amount of its real estate reserves and write-downs in the first six months of 1995 and throughout 1994, primarily reflecting sales and transfers to third parties. While the real estate subsidiaries as equity owners recognized gains on sales and other transactions during 1995 and 1994, additions to reserves and increases in write-downs have affected both the life insurance segment (where most of the Company's loans are held) and the real estate segment. The Company's real estate reserve was allocated as follows:

Real estate reserve
(in millions)

                             Joint venture
                            and third-party         Other real
                               mortgage            estate-related
                                 loans               investments                  Total
                           ------------------      ------------------       ------------------
                           Life       Real         Life       Real          Life       Real
                           insurance  estate       insurance  estate        insurance  estate
                           segment    segment      segment    segment       segment    segment
                           ---------  -------      ---------  -------       ---------  -------
Balance at 12/31/94        $ 25.1      $ 60.8       $29.8      $ 67.5         $54.9     $128.3
Change in reserve           (16.0)      (55.9)       11.5       (28.6)         (4.5)     (84.5)
                           ------      ------       -----      ------         -----     ------
Balance at 6/30/95         $  9.1      $  4.9       $41.3      $ 38.9         $50.4     $ 43.8
                           ======      ======       =====      ======         =====      =====

In addition to the reserve, the Company's provision for real estate-related losses (on assets held at the respective period end) included cumulative write-downs (both by the Company and including the Company's share of write-downs by joint ventures) totaling $478.3 million (life insurance segment, $71.4 million; real estate segment, $406.8 million) at June 30, 1995, and $503.4 million (life insurance segment, $106.7 million; real estate segment, $396.7 million) at December 31, 1994. Reserves decreased in the first six months of 1995 primarily due to sales of real estate assets which carried reserves at the time of sale, as well as write-offs of fully reserved loans.

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

The following table is a summary of the Company's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs,
except for real estate owned)
(in millions)

                                     June 30, 1995               December 31, 1994
                               ----------------------------    ---------------------------
                               Life        Real                Life        Real
                               insurance   estate              insurance   estate
                               segment     segment    Total    segment     segment   Total
                               ---------   -------    ------   ---------   -------   ------
Potential problem loans (1)     $ 59.4     $  0.4     $ 59.8    $ 76.8      $  0.1   $ 76.9
Past due loans (2)                  -         4.7        4.7        -           -        -
Nonaccrual loans (3)             361.2      291.6      652.8     380.9       352.2    733.1
Restructured loans (4)
 (currently performing)           47.8        0.7       48.5      53.0         0.7     53.7
Real estate owned (5)             55.7       13.1       68.8      63.2        15.5     78.7
                                ------     ------     ------    ------      ------   ------
    Total (6)(7)                $524.1     $310.5     $834.6    $573.9      $368.5   $942.4
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

(5) Real estate owned is carried at fair value and includes foreclosures, deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $103.4 million and $132.6 million at June 30, 1995 and December 31, 1994, respectively, on real estate owned at those dates.

(6) Total reserves and cumulative write-downs on properties owned at June 30, 1995 (excluding fair value adjustments to real estate owned) were 56.2 percent of total troubled real estate-related investments and 26.3 percent of the Company's total real estate portfolio before reserves and write-downs.

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

Net investment income

The following table (respecting the Company's entire investment portfolio) shows each segment's contribution to the Company's net investment income:

Net investment income before taxes
(dollars in millions)

                               Six months ended June 30      Three months ended June 30
                               ------------------------      --------------------------
                                1995              1994        1995                1994
                               ------            ------      ------              ------
Life insurance                 $263.8            $245.7      $131.2              $123.7
Real estate                      (1.1)            (25.6)        2.4               (11.0)
Other and eliminations            5.4               2.5         2.9                  .7
                               ------            ------      ------              ------
    Consolidated               $268.1            $222.6      $136.5              $113.4
                               ======            ======      ======              ======
Investment yields:
    Life insurance               7.26%             6.40%       7.20%               6.61%
                               ======            ======      ======              ======
    Consolidated                 6.90%             5.64%       6.97%               5.89%
                               ======            ======      ======              ======

Included in pre-tax net investment income is the Company's share of the operating losses from equity investments in real estate. The Company's share of real estate operating losses (excluding write-downs) totaled $4.5 million and $30.3 million for the six months ended June 30, 1995 and 1994, respectively. The pre-tax operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's total foregone investment income before tax was as follows:

Foregone investment income
(dollars in millions)

                                     Six months ended June 30      Three months ended June 30
                                     ------------------------      ---------------------------
                                         1995        1994                1995        1994
                                        -----       -----               -----       -----
Real estate-related investments:
  Life insurance segment                $13.8       $24.8               $6.2        $12.2
  Real estate segment                     5.4         3.4                3.1          2.8
                                        -----       -----               ----        -----
     Total                              $19.2       $28.2               $9.3        $15.0
                                        =====       =====               ====        =====

Basis points:
  Life insurance segment                   38          65                 34           65
                                        =====       =====               ====        =====
  Consolidated                             51          72                 49           78
                                        =====       =====               ====        =====

Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on these loans excluded from the Company's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at June 30, 1995, the Company estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's future investment income and realized investment results.

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

Realized investment results

Reflected in the results from continuing operations are after-tax realized investment losses of $33.5 million for the first six months of 1995, compared with $15.9 million of gains for the first six months of 1994. The life insurance segment reported real estate-related losses of $47.9 million (see the discussion captioned "Real Estate Asset Sales" in ITEM 5 of this Form 10-Q below) and $14.5 million for the first six months ended June 30, 1995 and 1994, respectively, offset by other realized investment gains of $8.0 million and $15.9 million for the six months ended June 30, 1995 and 1994, respectively, primarily from the sales of fixed maturity investments in 1995 and common stocks in 1994. In the first six months of 1995, the asset management segment reported net realized investment gains of $0.1 million.

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

Interest rates

Interest rate fluctuations affect the life insurance segment. In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during the year and once during first-quarter 1995. Interest rates have subsequently declined through the remainder of the first six months of 1995.

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

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities compared with higher new money crediting rates have influenced certain clients to seek alternative products. The Company mitigates this risk somewhat within its life insurance segment by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of the Company's fixed annuity liabilities as of June 30, 1995, however, are no longer subject to significant surrender fees.

As interest rates rose during 1994, the life insurance subsidiaries' capital resources were adversely impacted by unrealized loss positions from their fixed maturity investments. As interest rates declined in the first six months of 1995, the life insurance subsidiaries' capital resources were positively impacted by the eliminations of these unrealized loss positions on their fixed maturity investments.

LIQUIDITY AND CAPITAL RESOURCES

Holding company

As a parent holding company, Kemper regularly reviews the strategic fit of all its businesses and may consider the acquisition or disposition of its and its subsidiaries' assets, and the Company may consider entering into joint venture, reinsurance and other transactions, subject in any event to the terms of the Merger Agreement. Since Kemper is a holding company, its rights and the rights of its creditors to participate in the assets of any subsidiary upon the latter's liquidation or recapitalization will be subject to prior claims of the subsidiaries' creditors, including customers of asset management or securities brokerage subsidiaries, policyholders of insurance company subsidiaries and lenders with respect to real estate subsidiaries (except to the extent the Company itself may be a creditor with recognized or secured claims against the subsidiary).

Kemper receives from its subsidiaries interest on loans and dividends of cash and property. Distributions to the parent are restricted by various regulatory limitations. The parent also receives from its subsidiaries payments for federal income tax. Additionally, from time to time, Kemper borrows funds and issues securities for cash.

Kemper has used its available resources for dividends to stockholders, corporate interest and other holding company expenses, consolidated federal income tax payments, common stock repurchases (treasury stock), acquisitions of subsidiaries and additional investments in, or asset purchases from, subsidiaries. At June 30, 1995, the parent had $103.1 million in cash and short-term investments. Although not legally committed to do so, Kemper has used its cash resources in earlier periods to purchase real estate-related investments from its life insurance subsidiaries to maintain and/or improve their regulatory capital positions and earnings capabilities. In the first six months of 1995, the Company purchased $5.0 million of certain real estate-related investments from the life insurance subsidiaries. In 1994, the Company purchased $222.8 million of such real estate-related investments from the life insurance subsidiaries and contributed $82.5 million to KILICO's capital, which contribution was funded by dividends from FKLA. The Company's purchases of such investments from its life insurance subsidiaries were consummated at the carrying values of such investments at the dates of the purchases.

Consolidated

Kemper Corporation and each of its subsidiaries carefully monitor cash and short-term money market investments to maintain adequate balances for timely payment of claims, expenses, taxes and customers' account balances. In addition, regulatory authorities establish minimum liquidity and capital standards for the asset management, life insurance and securities brokerage companies. The major ongoing sources of liquidity with respect to the Company's continuing operations are asset management fees, collections of life insurance premium revenue, deposits for fixed annuities and interest-sensitive life contracts, investment income, other operating revenue and cash provided from maturing or sold investments. (See "INVESTMENTS" above.)

In the life insurance segment, policyholder deposits increased to $204.9 million during the first six months of 1995 from $202.8 million for the first six months of 1994. Policyholder withdrawals increased to $607.6 million during the first six months of 1995 from $472.9 million for the first six months of 1994, primarily due to rising interest rates which caused the life insurance segment's renewal crediting rates to be lower than competitors' new money crediting rates, increased competition and uncertainty regarding the Company's ownership. The life insurance subsidiaries' late 1994 and early 1995 increases in crediting rates were designed to produce new policyholder deposits and to reduce future withdrawals.

The following table sets forth the consolidated short-term debt and capitalization of the continuing operations of the Company at the dates indicated:

Capitalization
(in millions)

                                                                   June 30          December 31
                                                                    1995               1994
                                                                  --------          -----------
Short-term debt                                                   $   50.0           $   54.2
                                                                  --------           --------
Long-term debt:
  6.875% Notes Due 2003                                              200.0              200.0
  8.80% Notes Due 1998                                               110.8              110.8
  Medium-term notes                                                   35.5               35.5
  Other long-term debt                                                  -                10.4
  Convertible debentures of subsidiary                                26.6               33.1
                                                                  --------           --------
     Total long-term debt                                            372.9              389.8
                                                                  --------           --------
     Total short-term and long-term debt                          $  422.9           $  444.0
                                                                  ========           ========
Stockholders' equity:
  Preferred stock                                                 $  360.3           $  360.4
  Common stock                                                       332.7              331.2
  Additional paid-in capital                                         376.9              366.9
  Unrealized loss on foreign currency transactions                   (34.9)             (35.9)
  Unrealized appreciation (depreciation) on investments               38.3             (323.2)
  Retained earnings                                                1,530.6            1,586.8
  Treasury shares, at cost                                        (1,028.7)          (1,028.8)
                                                                  --------           --------
     Total stockholders' equity                                    1,575.2            1,257.4
                                                                  --------           --------
     Total capitalization (excludes total short-term debt)        $1,948.1           $1,647.2
                                                                  ========           ========

Short-term debt

The Company has outstanding short-term loans with banks and other creditors at interest rates that vary with short-term money market rates.

The parent company had $20.0 million due to banks at June 30, 1995 and December 31, 1994. Also included in short-term debt at June 30, 1995 were $30.0 million of medium-term notes due in the fourth quarter of 1995. Kemper renegotiated certain of its committed lines of credit with certain banks effective October 27, 1994. The lines of credit total $317.5 million, with $155.0 million expiring October 22, 1995 and $162.5 million expiring November 1, 1996. These lines would not be available upon a change of control of the Company. At June 30, 1995, $120 million of the aggregate amount of these lines were reserved for the sole purpose of providing funding capability respecting certain tax exempt bond-related real estate commitments which the Company does not expect to ultimately require funding. Additionally, in conjunction with the issuance of letters of credit totaling $212 million by a third-party bank syndicate to five money market mutual funds managed by KFS to credit enhance the money funds' investments in certain Orange County notes, a portion of the committed lines of credit equal to the difference between $212 million and the aggregate cash and marketable securities of the parent and its non-regulated subsidiaries will be reserved to secure any future fundings under the Orange County letters of credit. As of June 30, 1995, none of the committed lines were reserved for this purpose. Interest rates on the Company's committed lines of credit would generally approximate short-term bank corporate rates.

Long-term debt and insurance company ratings

All of the Company's long-term debt was issued prior to 1994. The majority of the long-term debt was privately placed in 1993 at an initial interest rate of
6.875 percent. This rate increased to 7.375 percent from March 15, 1994 to December 12, 1994, when the initial rate was reinstated upon the exchange of such notes for publicly registered notes.

Ratings have become an increasingly important factor in establishing the competitive position of life insurance companies. Rating organizations continue to review the financial performance and condition of life insurers and their investment portfolios, including those of the Company's life insurance subsidiaries. Any reductions in the life insurance subsidiaries' claims-paying ability or financial strength ratings could result in their products being less attractive to consumers. Any reductions in Kemper's senior debt ratings could adversely impact the Company's financial flexibility by limiting the Company's access to capital or increasing its cost of borrowings.

Ratings reductions for Kemper or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so. Subject to certain limitations under the Merger Agreement, such circumstances could accelerate or increase the Company's purchases of real estate-related assets from its regulated life insurance subsidiaries to further support their respective statutory capital positions.

A credit rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. On April 11, 1995, following the announcement of an agreement in principle to sell the Company, Standard & Poor's Corporation ("S&P") announced that it revised its BBB senior debt and BB+ preferred stock ratings of the Company, which S&P had placed under "Credit Watch with 'negative' implications" in 1994, to BB+ and BB-, respectively, and placed these ratings on "Credit Watch with 'developing' implications"; Moody's Investors Service announced that it changed the direction of its review of its Baa2 senior debt and Baa3 preferred stock ratings of the Company and Baa1 insurance financial strength ratings of the Company's life insurance subsidiaries to under review "with direction uncertain" from "for possible downgrade"; Duff & Phelps Credit Rating Co. advised the Company that it did not revise its A- senior debt rating of the Company, AA- claims paying ability rating of Federal Kemper Life Assurance Company and A+ claims paying ability rating of Kemper Investors Life Insurance Company from "Rating Watch - Uncertain"; and A. M. Best Company announced that its A- ratings of the Company's life insurance subsidiaries remain "under review with developing implications."

On July 26, 1995, the Company's life insurance subsidiaries were notified by S&P that they have been assigned a claims paying ability rating of Aq "Good."

Convertible debentures of subsidiary

Convertible debentures of subsidiary represent employee interests in KFC. Maturities and employee terminations during the first six months of 1995 accounted for the $6.4 million reduction of convertible debentures from year-end 1994. Approximately $3.6 million of additional debentures are scheduled to mature later in 1995. The outstanding debentures bear interest approximating the prime rate. All of the outstanding debentures are subject to the Company's right to call. All of the outstanding debentures will become subject to mandatory redemption as a result of closing the planned divestiture of the Company's securities brokerage operations and the planned sale of KFS and its subsidiaries to the Zurich Insurance Company incident to the merger of the Company.

Preferred stock

At June 30, 1995, the Company's outstanding preferred stock totaled $360.4 million. Dividends paid on the preferred stock during the first six months of 1995 totaled $11.8 million.

Common stock

During the first six months of 1995, the Company received $9.3 million by issuing common stock through employee stock option plans and issued $2.2 million of common stock through the Kemper Corporation Dividend Reinvestment and Stock Purchase Plan (the "DRP"). Pursuant to the Merger Agreement, stock issuances under the DRP have been limited to certain employee accounts. During 1994 and the first six months of 1995, the quarterly dividend rate was $.23 per common share. The third-quarter 1995 dividend of $.23 per share was declared on July 18, 1995 and is payable August 31, 1995.

While the board of directors (subject to the provisions of the Merger Agreement) intends to continue quarterly cash dividends of $.23 per share, future declarations will depend upon, among other factors, the earnings of Kemper Corporation, its financial condition, its capital requirements and general business conditions.

Stockholders' equity

Stockholders' equity totaled $1.58 billion at June 30, 1995, compared with $1.26 billion at December 31, 1994. The first-half 1995 increase reflected a $361.4 million benefit in the unrealized position of the Company's investments, primarily fixed maturities of the life insurance segment, due to declining interest rates. Stockholders' equity in 1995 also reflected the Company's net loss of $28.4 million and the issuance of $11.5 million of common stock during the first six months of 1995.

Book value per common share increased to $34.98 at June 30, 1995, compared with $26.06 at December 31, 1994. The increase in 1995 from the 1994 level primarily reflected the benefit in the unrealized position of the Company's investments of $10.41 per share.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

During the second quarter of 1995, the previously reported investigation by the Securities and Exchange Commission into the Company's real estate-related accounting practices and related disclosures was resolved with an administrative proceeding in which the Company consented to the issuance of an order. See the section captioned "Legal Proceedings" in the Company's current report on Form 8-K dated May 17, 1995, filed July 14, 1995 (the "May 17
Form 8-K") which is incorporated herein by reference.

ITEM 2.   Changes in Securities

In connection with the Merger Agreement, on May 15, 1995, the Company executed the Second Amendment (the "Rights Amendment") to the Rights Agreement, dated as of July 18, 1990, as previously amended June 16, 1994 (the "Rights Agreement"), to provide that the approval, execution or delivery of the Merger
Agreement and related transactions would not result in the occurrence of any "Distribution Date", "Triggering Event" or "Stock Acquisition Date" respecting the Company's "Preferred Stock Purchase Rights" (each as defined in the Rights Agreement). ITEM 1 of the Company's Form 8-A/A filed June 2, 1995, incorporated herein by reference, further describes the Company's Preferred Stock Purchase Rights and the Rights Amendment.

ITEM 4.   Submission of Matters to a Vote of Security Holders

On May 17, 1995, the Company held its 1995 annual meeting of stockholders at which the stockholders re-elected management's four nominees to the board of directors and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1995. See the section captioned "Annual Meeting of Stockholders" in the May 17 Form 8-K which is incorporated herein by reference.

ITEM 5.   Other Information

On May 15, 1995, the Company, Zurich Insurance Company ("Zurich"), Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. (collectively, "Insurance Partners," and together with Zurich, the "Investor Group") and ZIP Acquisition Corp. entered into the Merger Agreement. A copy of the Merger Agreement and copies of two related agreements were filed as exhibits nos. 2.1,
2.2 and 2.3, respectively, to the Company's Current Report on Form 8-K dated May 15, 1995, filed May 22, 1995 (the "May 15 Form 8-K"), and are incorporated herein by reference.

Real Estate Asset Sales

In compliance with the Merger Agreement, the Company has been using diligent efforts to enter into agreements to sell, and to cause its subsidiaries to enter into agreements to sell, various real estate assets, including certain mortgage and other loans, real estate owned and equity interests in real estate. Pursuant to Section 4.6(a) of the Merger Agreement, the Company has the right to require that any binding sale agreement with a third party include a condition that the Company shall not be obligated to consummate such real estate asset sale unless either the Merger (as defined in the Merger Agreement) is consummated or the Preliminary Closing Conditions (as defined in the Merger Agreement) are satisfied or waived.

Since May 15, 1995, however, with respect to certain selected real estate-related assets, the Company has entered into sale agreements without requiring the above-described condition, or the Company has otherwise determined that it is willing to enter into such sales contracts. A major consequence of the Company's unconditional intent to sell such assets under current real estate market conditions is the Company's recording of additions to its provisions for real estate-related losses (reserves and write-downs) to mark the subject assets down to the estimated or actual sales contract prices (less estimated sales expenses). Such prices in several instances differed significantly from the Company's carrying values as determined pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Primarily due to these differences, the Company's additions to reserves and write-downs in the second quarter of 1995 resulted in after-tax, real estate-related, realized investment losses of approximately $47.9 million, all recorded in the life insurance segment.

Although the Company would not have intended to sell all of such real estate assets at such prices in the absence of the Merger Agreement, the Company determined that it would proceed with the sales with respect to selected assets without the above-described condition in order to facilitate their sales and the Merger. If the Company determines to enter into other real estate sales contracts without including therein the above-described condition, then further additions to the Company's provisions for real estate-related losses may be necessary.

The Company has entered into certain real estate sales and other contracts that include the above-described condition. These contracts include a Purchase and Sale Agreement dated July 28, 1995, pursuant to which real estate assets would be sold at a price substantially less than their June 30, 1995 carrying value of approximately $504.2 million, and a letter agreement with Lumbermens dated May 15, 1995 (the "Lumbermens Agreement"), pursuant to which, among other things, the MLP would be substantially restructured. The Lumbermens Agreement was filed as exhibit no. 2.3 to the May 15 Form 8-K and is incorporated herein by reference.

Also in the Merger Agreement the Company agreed to various covenants relating to conduct of business prior to the Merger. Such covenants include real estate-related restrictions with respect to operating, funding or entering into contracts with respect to real estate projects, including in particular the Company's Spanish developments. See "Management's Discussion and Analysis - INVESTMENTS - Real estate concentrations" above. Because the values of development projects depend in part on the Company's plans with respect thereto, and because the Investors Group's consent is necessary at the present time for implementing such plans, there can be no assurance that the Company's plans, and therefore estimated values, may not change substantially before either the Merger or the satisfaction or waiver of the Preliminary Closing Conditions. In such event, the Company would record further additions to its provisions for real estate-related losses.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number

2.1 Agreement and Plan of Merger dated May 15, 1995 between Zurich Insurance Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., ZIP Acquisition Corp. and Kemper
     Corporation. Incorporated herein by reference to the identically numbered exhibit to the May 15 Form 8-K.

2.2 Agreement and Plan of Merger dated May 15, 1995 between Zurich Insurance Company, KFS Acquisition Corp., Kemper Financial
     Services, Inc., Kemper Financial Companies, Inc. and Kemper
     Corporation. Incorporated herein by reference to the identically numbered exhibit to the May 15 Form 8-K.

2.3 Letter Agreement dated May 15, 1995 between Zurich Insurance Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., Lumbermens Mutual Casualty Company, Kemper Corporation and Kemper Financial Services, Inc. Incorporated herein by reference to the identically numbered exhibit to the May 15 Form 8-K.

4 Second Amendment to Rights Agreement dated as of May 15, 1995 between Kemper Corporation and Harris Trust and Savings Bank. Incorporated herein by reference to the identically numbered exhibit to the May 15 Form 8-K.

10.1 Amendment No. 2, dated as of July 7, 1995, to the Letter of Credit Agreement, dated as of January 26, 1995, among Kemper Asset
     Holdings, Inc., the banks party thereto and The Bank of New York as administrative agent and issuing bank. Incorporated herein by reference to the identically numbered exhibit to the May 17
     Form 8-K.

10.2 Amended Restated Note Proceeds Transfer Agreement dated as of
     July 7, 1995 among Kemper Asset Holdings, Inc., certain
     Massachusetts business trusts and Kemper Corporation as guarantor. Incorporated herein by reference to the identically numbered exhibit to the May 17 Form 8-K.

22 Published report regarding matters submitted to a vote of security holders. The section captioned "Annual Meeting of Stockholders" is incorporated herein by reference to the May 17 Form 8-K.

27   Financial data schedule is filed electronically herewith.

(b)  Reports on Form 8-K.

     During the three months ended June 30, 1995, the Company filed two current reports on Form 8-K. Filed on April 12, 1995 and dated
     April 3, 1995, one Form 8-K reported, under Item 5 thereof, the Company's announcement of its plan to divest its securities brokerage operations and an agreement in principle pursuant to which Kemper Corporation would be acquired in a merger transaction, as well as certain changes in the Company's credit ratings. During the second quarter of 1995, the Company also filed the May 15 Form 8-K which reported, under ITEM 5 thereof, the execution of the Merger
     Agreement.

     In the third quarter of 1995 through the date of the filing of this Form 10-Q, the Company filed one current report on Form 8-K. The May 17 Form 8-K reported, under Item 5 thereof,(A) the results of the voting at the Company's May 17, 1995 Annual Meeting of Stockholders, (B) certain legal proceedings, (c) the Company's sale of 2,986,111 shares of common stock of State Street Boston Corporation, (D) an update on the Company's Orange County-related letter of credit arrangements, and (E) certain real estate asset sales.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KEMPER CORPORATION
                               (Registrant)



Date:  August 14, 1995

                              /s/J. H. FITZPATRICK
                              ------------------------------------
                              J. H. Fitzpatrick
                              Executive Vice President and
                                 Chief Financial Officer



Date:  August 14, 1995

                              /s/J. R. SITAR
                              ------------------------------------
                              J. R. Sitar
                              Senior Vice President and
                               Chief Accounting Officer