Form 10-Q
period 1995-09-30
KEMPER CORP
filed 1995-11-14
CIK 55195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended September 30, 1995.

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

As of October 31, 1995, 34,984,816 shares of Kemper Corporation Common Stock, $5 par value, were outstanding.

                             KEMPER CORPORATION
                             THIRD-QUARTER 1995
                                  FORM 10-Q


PART I.  FINANCIAL STATEMENTS                                          Page


Consolidated Balance Sheet - September 30, 1995 and December 31, 1994... 3 Consolidated Statement of Operations -
   Three months and nine months ended September 30, 1995 and 1994.......  4
Consolidated Statement of Cash Flows -
   Nine months ended September 30, 1995 and 1994........................  5
Notes to Consolidated Financial Statements..............................  6

Management's Discussion and Analysis -
   Results of Operations................................................ 10
   Investments.......................................................... 24
   Liquidity and Capital Resources...................................... 35


PART II.  OTHER INFORMATION

ITEM 5.    Other Information............................................ 39

ITEM 6.    Exhibits and Reports on Form 8-K............................. 40

Signatures.............................................................. 41

                      KEMPER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                                                     September 30     December 31
                                                                                         1995             1994
                                                                                     ------------    ------------
ASSETS
  Investments:
    Fixed maturities available for sale, at market
      (cost 1995, $5,329,611; 1994, $5,534,864)                                      $ 5,407,406     $ 5,200,915
    Equity securities, at market (cost 1995, $43,914; 1994, $40,669)                      44,803          40,417
    Short-term investments                                                               716,892         349,651
    Joint venture mortgage loans                                                         606,884         616,192
    Third-party mortgage loans                                                           345,975         418,313
    Other real estate-related investments                                                293,475         336,272
    Other loans and investments                                                          444,458         443,800
                                                                                     -----------     -----------
      Total investments                                                                7,859,893       7,405,560

  Cash                                                                                   221,356         205,898
  Other accounts and notes receivable                                                    431,701         356,265
  Reinsurance recoverable                                                                629,980         741,867
  Deferred insurance policy acquisition costs                                            685,089         696,804
  Deferred investment product sales costs                                                149,295         166,397
  Other assets                                                                           113,282         175,037
  Net assets of discontinued operations                                                     -            249,033
  Assets of separate accounts                                                          1,758,691       1,871,777
                                                                                     -----------     -----------
    Total assets                                                                     $11,849,287     $11,868,638
                                                                                     ===========     ===========

LIABILITIES
  Life policy benefits                                                               $ 6,818,850     $ 7,129,293
  Ceded life policy benefits                                                             629,980         741,867
  Other accounts payable and liabilities                                                 674,473         424,388
  Notes payable                                                                           30,000          54,173
  Long-term debt                                                                         346,250         356,670
  Convertible debentures of subsidiary                                                    10,783          33,113
  Liabilities of separate accounts                                                     1,758,691       1,871,777
                                                                                     -----------     -----------
    Total liabilities                                                                 10,269,027      10,611,281
                                                                                     -----------     -----------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock-no par value (outstanding 1995, 6,631,062; 1994, 6,681,157 shares)     357,963         360,363
  Common stock-$5.00 par value (issued 1995, 66,710,576; 1994, 66,229,940 shares)        333,553         331,150
  Additional paid-in capital                                                             382,366         366,944
  Unrealized loss on foreign currency translations                                       (36,567)        (35,888)
  Unrealized gain (loss) on investments                                                   37,642        (323,201)
  Retained earnings                                                                    1,532,205       1,586,820
  Treasury shares, at cost (1995, 31,752,991; 1994, 31,812,456 shares)                (1,026,902)     (1,028,831)
                                                                                     ------------    -----------
    Total stockholders' equity                                                         1,580,260       1,257,357
                                                                                     ------------    -----------
    Total liabilities and stockholders' equity                                       $11,849,287     $11,868,638
                                                                                     ============    ===========

See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                 Nine months ended         Three months ended
                                                                    September 30              September 30
                                                                 --------------------      --------------------
                                                                   1995        1994          1995         1994
                                                                 --------    --------      -------      -------
Revenue
Asset management income                                          $301,170    $340,870     $100,286     $110,811
Net investment income                                             392,328     360,937      124,209      134,859
Insurance premium income                                          115,301     113,248       37,390       38,077
Realized investment gain (loss)                                    10,908     (21,789)      38,716      (46,541)
Other income                                                       73,721      72,649       23,005       23,119
                                                                 --------    --------     --------     --------
    Total revenue                                                 893,428     865,915      323,606      260,325
                                                                 --------    --------     --------     --------
Benefits and expenses
Asset management expenses                                         187,263     211,272       62,659       70,555
Amortized investment product sales costs                           39,406      42,020       12,847       14,525
Insurance claim costs and policyholder benefits                   360,575     357,302      116,008      121,017
Amortized policy acquisition costs                                 68,281      49,608       15,971        8,890
Interest expense                                                   27,655      28,067        8,172        7,952
Other expenses                                                     27,888      30,804       12,261        9,901
                                                                 --------    --------     --------     --------
    Total benefits and expenses                                   711,068     719,073      227,918      232,840
                                                                 --------    --------     --------     --------
    Earnings from continuing operations before
      income tax                                                  182,360     146,842       95,688       27,485    a
                                                                 --------    --------     --------     --------
Income tax (benefit)
 Current                                                           50,819      29,366       21,917      (15,456)
 Deferred                                                          29,242      25,117       11,906       25,553
                                                                 --------    --------     --------     --------
    Total income tax                                               80,061      54,483       33,823       10,097
                                                                 --------    --------     --------     --------
    Income from continuing operations                             102,299      92,359       61,865       17,388
Loss from discontinued operations, net of tax                      (2,713)     (3,000)           -       (3,117)
Gain (loss) on sale of discontinued operations to related
  party, net of tax                                                 1,600        (576)       1,000            -
Gain (loss) on other sales of discontinued operations,
  net of tax                                                      (83,936)      6,303      (17,237)       3,250
                                                                 --------    --------     --------     --------

Net income                                                       $ 17,250    $ 95,086     $ 45,628     $ 17,521
                                                                 ========    ========     ========     ========
Net income (loss) applicable to common stockholders              $   (852)   $ 77,403     $ 39,420     $ 11,630
                                                                 ========    ========     ========     ========
Net income (loss) per share:
Primary
Income from continuing operations                                $   2.41    $   2.18     $   1.58     $    .33
Income (loss) from discontinued operations                          (2.43)        .08         (.46)         .01
                                                                 --------    --------     --------     --------
    Net income (loss) per share                                  $   (.02)   $   2.26     $   1.12     $    .34
                                                                 ========    ========     ========     ========
Fully diluted
Income from continuing operations                                $   2.41    $   2.16     $   1.46     $    .33
Income (loss) from discontinued operations                          (2.43)        .06         (.40)         .01
                                                                 --------    --------     --------     --------
    Net income (loss) per share                                  $   (.02)   $   2.22     $   1.06     $    .34
                                                                 ========    ========     ========     ========

Cash dividends declared per common share                         $    .69    $    .69     $    .23     $    .23
                                                                 ========    ========     ========     ========

Cash dividends paid per common share                             $    .69    $    .69     $    .23     $    .23
                                                                 ========    ========     ========     ========

See accompanying notes to consolidated financial statements.

                      KEMPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                 Nine months ended
                                                                                   September 30
                                                                              -----------------------
                                                                                1995           1994
                                                                              --------       --------
Cash flows from operating activities
  Net income                                                                 $  17,250     $  98,086

  Reconcilement of net income to net cash provided:
    Realized investment (gain) loss                                            (10,908)       21,789
    Loss (gain) from sale of discontinued operations                            82,337        (5,728)
    Life policy benefits                                                       203,671       277,142
    Deferred federal income tax                                                 45,870        80,642
    Deferred insurance acquisition costs                                       (27,747)      (44,303)
    Deferred investment product sales costs                                     17,102        11,977
    Amortization on investments                                                  1,767        15,070
    Other accounts and notes receivable                                        (40,941)       16,776
    Other accounts payable and liabilities                                     126,665       (64,901)
    Other                                                                      (25,252)      (27,572)
                                                                             ---------     ---------
      Net cash provided from operating activities                              389,814       378,978
                                                                             ---------     ---------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                                          309,501       141,236
    Fixed maturities sold prior to maturity                                    344,538     1,526,303
    Equity securities                                                          104,962        63,353
    Mortgage loans, other loans and investments                                180,593       513,051
  Cost of investments purchased:
    Fixed maturities                                                          (432,016)   (2,396,007)
    Equity securities                                                             -             (469)
    Mortgage loans, other loans and investments                               (110,339)     (289,033)
  Short-term investments, net                                                 (366,785)      284,109
  Unsettled investment transactions, net                                       144,440       284,265
  Sale of discontinued operations                                               46,400       (13,000)
  Acquisition of Dreman Value Management, L.P. assets                          (17,086)         -
  Other                                                                         39,415       (48,520)
                                                                             ---------     ---------
    Net cash provided from investing activities                                243,623        65,288
                                                                             ---------     ---------

Cash flows from financing activities
  Policyholder account balances:
    Deposits                                                                   307,194       297,320
    Withdrawals                                                               (824,429)     (710,352)
  Reduction of long-term debt                                                  (10,420)         -
  Dividends paid to stockholders                                               (45,186)      (40,772)
  Notes payable, net                                                           (24,173)       (3,130)
  Other                                                                        (13,206)        2,105
                                                                             ---------     ---------
    Net cash used in financing activities                                    (610,220)     (454,829)
                                                                             ---------     ---------

    Net increase (decrease) in cash                                             23,217       (10,563)
    Cash, beginning of period                                                  205,898       229,937
                                                                             ---------     ---------
    Cash, end of period                                                      $ 229,115     $ 219,344
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

2. Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Net income per share reflects the effect of employee interests in Kemper Financial Companies, Inc. on a fully converted basis. The calculation of primary net income (loss) per share is as follows:

                                                                   Nine months ended         Three months ended
                                                                     September 30               September 30
                                                                   ------------------        -------------------
(in thousands, except per share data)                                1995       1994            1995       1994
                                                                   -------     ------         -------     ------
Net income (loss) reported                                         $17,250     $95,086        $45,627    $17,522
Add back:
  Dividends on redeemable securities of subsidiary                    *           *              *          *
  Interest and amortization expense on convertible
    debentures of subsidiary, net of tax                              *           *              *          *
Deduct:
  Employee interests in subsidiary, assuming full conversion          *           *              *          *
  Dividends on preferred stock                                      18,102      17,683          6,207      5,892
                                                                   -------     -------        -------    -------
Total                                                              $  (852)    $77,403        $39,420    $11,630
                                                                   =======     =======        =======    =======
Average common and equivalent shares outstanding                    35,019      34,256         35,214     34,625
                                                                   =======     =======        =======    =======
Net income (loss) per share                                        $  (.02)    $  2.26        $  1.12    $   .34
                                                                   =======     =======        =======    =======

     The calculation of net income per share on a fully diluted basis is as follows:

                                                                   Nine months ended          Three months ended
                                                                     September 30                September 30
                                                                   ------------------         ------------------
(in thousands, except per share data)                                1995        1994           1995       1994
                                                                   -------      -----         -------    -------
Net income (loss) reported                                          $17,250    $95,086        $45,627    $17,522
Add back:
  Dividends on redeemable securities of subsidiary                     *          *              *          *
  Interest and amortization expense on convertible
    debentures of subsidiary, net of tax                               *          *              *          *
Deduct:
  Employee interests in subsidiary, assuming full conversion           *          *              *          *
  Dividends on preferred stock                                        6,563      6,563          2,188      2,187
                                                                    -------    -------         ------    -------
Total                                                               $10,687    $88,523         $43,439   $15,335
                                                                    =======    =======         =======   =======
Average common and equivalent shares outstanding                     40,621     39,804          40,885    40,048
                                                                    =======    =======         =======   =======
Net income (loss) per share                                         $  **      $  2.22         $  1.06   $  **
                                                                    =======    =======         =======   =======

  * The effect of employee interests in Kemper Financial Companies, Inc. is anti-dilutive for the period; accordingly, net income is not adjusted.

  ** Net income (loss) per share on a fully diluted basis is anti-dilutive; accordingly, it is not adjusted and remains the same as primary net income (loss) per share.

3. Certain accounts receivable are stated less an allowance for doubtful accounts of $1.0 million at September 30, 1995.

4. The change in unrealized gains (losses), net of applicable tax, on fixed maturities and equity securities not reflected in net income was $360.8 million and $(380.8) million for the nine months ended September 30, 1995 and 1994, respectively.

5. At September 30, 1995, there were 20 million authorized shares of preferred stock with 10.5 thousand shares of Series A Cumulative Convertible Preferred Stock issued and outstanding, 2.0 million shares of Series C Cumulative Preferred Stock issued and outstanding, 66.6 thousand shares of Series D Index Exchangeable Preferred Stock issued and outstanding, and 4.6 million shares of Series E Cumulative Convertible Preferred Stock issued and outstanding. Of the 200 million shares of authorized common stock, there were 66.7 million issued and 34.9 million outstanding. There were 31.8 million treasury shares.

6. Kemper Corporation (the "Company") defines cash as cash, money market accounts and certain short-term investments with original maturities of three months or less. Federal income taxes paid during the nine months ended September 30, 1995 amounted to a refund of $3.5 million, compared with a tax payment of $28.1 million in the same period of 1994. Interest payments totaled $28.6 million and $55.6 million for the nine months ended September 30, 1995 and 1994, respectively.

7. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", deferred tax assets are recognized if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized.
     The Company has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's consolidated federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first nine months of 1995, the valuation allowance was decreased by $116.8 million. This decrease in the valuation allowance solely relates to the decrease in the deferred federal tax asset from unrealized losses on investments.

     The tax effects of temporary differences that gave rise to significant portions of the Company's net deferred federal tax liability from continuing operations (included in "Other liabilities" in the consolidated balance sheet) were as follows:

                                                                  September 30       December 31
(in thousands)                                                        1995              1994
                                                                  -------------      -----------
Deferred federal tax assets:
  Real estate-related                                               $ 137,114         $ 167,456
  Life policy reserves                                                125,172           128,339
  Tax capitalization of deferred acquisition costs                     29,173            24,046
  Other investment-related                                             24,783            24,074
  Net operating loss carry forward                                     16,199              -
  Unrealized losses on investments                                     12,900           129,700
  Accrued employee benefits                                            12,739            13,409
  Accrued expenses                                                     10,735            11,874
  Other                                                                19,581            15,926
                                                                    ---------         ---------
    Total deferred federal tax assets                                 388,396           514,824
Valuation allowance                                                   (64,579)         (181,379)
                                                                    ---------         ---------
     Total deferred federal tax assets after valuation
     allowance                                                        323,817           333,445
                                                                    =========         =========
Deferred federal tax liabilities:
  Deferred insurance acquisition costs                                239,781           243,882
  Deferred investment product sales costs                              52,253            58,239
  Depreciation and amortization                                        32,506            31,580
  Unrealized gains on investments                                      27,410              -
  Other investment-related                                              2,883             6,454
  Other                                                                14,365            14,407
                                                                    =========         =========
    Total deferred federal tax liabilities                            369,198           354,562
                                                                    =========         =========
Net deferred federal tax liability                                  $ (45,381)        $ (21,117)
                                                                    =========         =========

     The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). The tax returns for the years 1987 through 1990 are currently under examination by the IRS. Changes proposed are not material to the Company's financial position.

8. During the nine months ended September 30, 1995, Kemper Financial Services, Inc. sold its 50 percent interest in Investors Fiduciary Trust Company and the business operations of a wholly owned subsidiary, Supervised Service Company, Inc., and acquired the assets of Dreman Value Management, L.P. See "RESULTS OF OPERATIONS - Asset management" in this Form 10-Q.


9. On September 13, 1995, Kemper Corporation completed the divestiture of its securities brokerage segment. These operations have been classified as part of discontinued operations at and for the periods ended September 30, 1995 and 1994. The results of discontinued operations also reflect adjustments to estimated liabilities with respect to the property-casualty, reinsurance and risk management operations that were divested in 1993. The following table sets forth selected financial information regarding the discontinued operations:

                             Nine months ended September  Three months ended September 30
                             ---------------------------  -------------------------------
                                    1995            1994        1995         1994
                                   ------          ------      ------       ------
  (in millions)
  Revenue                          $357.9          $283.1      $ 97.3       $131.8
                                   ======          ======      ======       ======
  Income (loss), net of tax        $ (2.7)         $  0.1      $  -         $ (2.6)
  Income (loss) on divestiture,
    net of tax                      (82.3)            2.5       (16.2)          -
                                   ------          ------      -------      ------
      Net income (loss)            $(85.0)         $  2.6      $(16.2)      $ (2.6)
                                   ======          ======      ======       ======

                                         December 31, 1994
                                         -----------------
      Total assets                           $1,641.8
      Total liabilities                       1,392.8
                                             --------
          Net assets                         $  249.0
                                             ========

10. On May 15, 1995, Kemper Corporation entered into a definitive agreement to be acquired in a merger transaction. See "Management's Discussion and Analysis" on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On April 3, 1995, Kemper Corporation ("Kemper") approved a plan to divest its securities brokerage segment. The plan resulted in the segment being reclassified as a component of discontinued operations. The divestiture was completed on September 13, 1995. Kemper common stockholders received one share of EVEREN Capital Corporation exchangeable preferred stock (NYSE:EVR Pr), with a liquidation preference of $25.00 per share, for every 31.25 shares of Kemper common stock (or 0.032 share of EVEREN preferred, with a liquidation preference of $0.80 for each Kemper common share). Due to certain modifications of the original divestiture plan, Kemper recorded an additional $18.1 million loss on divestiture in the third quarter of 1995. The divestiture is further described in a current report on Form 8-K dated August 24, 1995 which Kemper filed September 28, 1995 and which is incorporated herein by reference.

On May 15, 1995, Kemper signed a definitive merger agreement with Zurich Insurance Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., and ZIP Acquisition Corp. (the "Merger Agreement"). The Merger Agreement was amended on September 6, 1995 to adjust the merger consideration from $49.50 to $49.80 per share. The merger transaction is subject to certain conditions, including certain approvals by state insurance regulators and the common stockholders of Kemper. The transaction is expected to close early in January 1996. (See Part II, ITEM 5 below.)

RESULTS OF OPERATIONS

The following table is a summary of the results of Kemper and its subsidiaries (the "Company"), by category, for the periods ended September 30, 1995 and 1994:

Summary of income (loss) by category
(in millions)
                       Nine months ended September 30, 1995    Nine months ended September 30, 1994
                       ------------------------------------    ------------------------------------
                                      Net                                    Net
                                      realized    Net                        realized      Net
                        Operating     investment  income       Operating     investment    income
                        earnings(1)   results(2)  (loss)       earnings(1)   results(2)    (loss)
                        -----------   ---------   ------       -----------   ----------    ------
Asset management          $ 46.3        $ 24.1    $ 70.4        $ 57.4       $    -       $ 57.4
Life insurance              99.5         (38.5)     61.0         101.7         (38.5)       63.2
Real estate                (12.8)           -      (12.8)        (25.1)         22.6        (2.5)
Other                      (22.5)          6.2     (16.3)        (27.3)          1.6       (25.7)
                           -----        ------    ------        ------         -----       -----
    Continuing operations  110.5          (8.2)    102.3         106.7         (14.3)       92.4
Discontinued operations     (2.7)        (82.3)    (85.0)         (3.0)          5.7         2.7
                           -----        ------    ------        ------         -----       -----
      Total               $107.8        $(90.5)   $ 17.3        $103.7         $(8.6)     $ 95.1
                          ======        ======    ======        ======         =====      ======

(1)  Net income (loss) excluding realized investment results.
(2)  See following table for realized investment results.

Realized investment gain (loss)
(in millions)
                                          Nine months ended              Three months ended
                                             September 30                   September 30
                                         ----------------------        --------------------
                                           1995           1994          1995           1994
                                          -----          -----         -----         ------
Real estate-related gains (losses)       $(78.0)         $15.0        $ (4.4)        $ 15.0
Gains on sales of IFTC, SSC &
  State Street                             48.2             -             -              -
Orange County-related                      13.6             -           38.4             -
Other gains and losses, net                27.1          (36.8)          4.8          (61.6)
                                         ------          -----        ------         ------
      Realized investment gain (loss)
        from continuing operations         10.9          (21.8)         38.8          (46.6)

Income tax expense (benefit)               19.1           (7.5)         13.5          (16.3)
                                         ------          -----        ------         ------
      Net realized investment gain (loss)
        from continuing operations         (8.2)         (14.3)         25.3          (30.3)

Gain (loss) on divestiture of discontinued
  operations, net of tax                  (82.3)           5.7         (16.2)           3.3
                                         ------          -----        ------         ------

      Total                              $(90.5)         $(8.6)       $  9.1         $(27.0)
                                         ======          =====        ======         ======

Continuing operations

Operating earnings for continuing operations were $110.5 million for the first nine months of 1995, compared with $106.7 million in the same 1994 period. Operating earnings for the third quarter of 1995 totaled $36.6 million, compared with $47.6 million for the same period of 1994. The higher third-quarter 1994 results reflected one-time benefits to investment income and the amortization of deferred policy acquisition costs in the life insurance segment. The improvement in nine-month results reflects increased spreads on fixed rate annuities and expense control in the life insurance segment and reduced joint venture operating losses in the real estate segment. Asset management earnings declined in both the nine-month and third-quarter periods of 1995 largely due to reduced management fees, distribution fees and commission income.

Net income from continuing operations totaled $102.3 million in the first nine months of 1995, compared with $92.4 million in the first nine months of 1994. The Company reported net income in the third quarter of 1995 of $61.8 million, compared with $17.4 million in the third quarter of 1994. Increased realized investment results for the nine-month and third-quarter periods in 1995 resulted in part from improvement in the estimated fair value of certain Orange County notes held by five non-government taxable money market funds managed by Kemper Financial Services, Inc., thereby reducing the Company's contingent obligation related thereto.

The other operations and corporate category consists of the holding company income and expenses of both Kemper Corporation and Kemper Financial Companies, Inc. ("KFC"), a downstream holding company 99 percent-owned on a fully converted basis. The remaining approximately 1 percent of KFC is held by employees of its subsidiaries. KFC is currently seeking to redeem or repurchase all its outstanding employee-owned convertible debentures and common stock prior to year-end 1995, and in such event, KFC likely would be merged with and into Kemper early in January 1996, prior to Kemper's merger pursuant to the Merger Agreement.

The other operations and corporate category reported a net loss of $16.3 million for the first nine months of 1995, compared with a net loss of $25.7 million for the same period in 1994. The 1995 results reflect realized investment gains of $6.1 million after tax, compared with $1.6 million after tax for the same period in 1994. The 1994 results included additional operating expenses of $8.4 million after tax relating to a proxy contest and a failed merger. Expenses for the nine months ended September 30, 1995 included $0.9 million after tax relating to the planned merger pursuant to the Merger Agreement.

Total operations

Including discontinued operations, the Company reported net income of $17.3 million for the first nine months of 1995, compared with net income of $95.1 million for the same period in 1994. Net loss per share for the first nine months of 1995 was $0.02 (primary and fully diluted), compared with net income of $2.26 per share (primary) and $2.22 per share (fully diluted) in the first nine months of 1994. The Company recorded net income of $45.6 million, or $1.12 per share (primary) and $1.06 per share (fully diluted), in the third quarter of 1995, compared with net income of $17.5 million, or $.34 per share (primary and fully diluted), in the same period of 1994.

Discontinued operations include the Company's recently divested securities brokerage segment and the Company's former primary property-casualty insurance, reinsurance and risk management subsidiaries which were divested in 1993. In the first nine months of 1995, the net loss from discontinued operations totaled $85.0 million, primarily due to an $84.6 million loss relating to the divestiture of the securities brokerage segment. In the first nine months of 1994, the net gain from discontinued operations totaled $2.7 million.

Net income (loss) per share in the following segment discussions is on a primary basis.

Asset management

The asset management segment principally consists of Kemper Financial Services, Inc. ("KFS") and its subsidiaries, including Kemper Service Company ("KSvC") and INVEST Financial Corporation ("INVEST").

Selected Financial Highlights
(in millions)

                                               Nine months ended September 30     Three months ended September 30
                                               ------------------------------     -------------------------------
                                                  1995              1994              1995              1994
                                                 ------            ------            ------            ------
STATEMENT OF INCOME
   Investment management fees                    $154.5            $164.8            $ 53.7            $ 52.7
   Commission income                               44.5              56.7              15.2              15.8
   Distribution and redemption fees                43.5              52.4              14.1              16.1
   Transfer agent revenue                          48.1              56.5              14.1              18.2
   Investment and other income                     15.7              15.4               5.1               6.8
   Realized investment gain                        60.7                -               37.2                -
                                                  ------           ------            ------            ------
     Total revenue                                367.0             345.8             139.4             109.6
                                                  ------           ------            ------            ------

   Operating expenses                             167.8             186.4              56.2              59.1
   Commission expense                              47.6              58.2              16.2              16.1
   Deferral of mutual fund commissions
     and sales expense                            (22.3)            (30.0)             (7.6)             (7.6)
   Amortization of deferred mutual fund
     commissions and sales expense                 39.4              42.0              12.8              14.5
                                                 ------            ------            ------            ------

     Total expenses                               232.5             256.6              77.6              82.1
                                                 ------            ------            ------            ------

   Earnings before income tax                     134.5              89.2              61.8              27.5

   Income tax expense                              64.1              31.8              22.4               9.6
                                                 ------            ------            ------            ------
     Net income                                  $ 70.4            $ 57.4            $ 39.4            $ 17.9
                                                 ======            ======            ======            ======
Realized investment gain, net of tax             $ 24.1            $   -             $ 24.2            $   -
                                                 ======            ======            ======            ======
Operating earnings                               $ 46.3            $ 57.4            $ 15.2            $ 17.9
                                                 ======            ======            ======            ======
Per share:
     Operating earnings                          $ 1.32           $ 1.68             $  .43            $  .52
                                                 ======            ======            ======            ======
     Net income                                    2.01           $ 1.68             $ 1.12            $  .52
                                                 ======            ======            ======            ======

The asset management segment's net income for the first nine months of 1995 increased $13.0 million from the first nine months of 1994. This increase was primarily due to net realized investment gains of $11.6 million in the first quarter of 1995 from the sale of KFS' 50 percent interest in Investors Fiduciary Trust Company ("IFTC"), $4.4 million in the second quarter of 1995 from the sale of shares of State Street Boston Corporation ("State Street") common stock, and an $8.8 million increase in the value of certain Orange County securities. These gains were offset by an $11.1 million decrease in operating earnings.

On January 31, 1995, KFS sold its 50 percent interest in IFTC to State Street in exchange for 2,986,111 shares of State Street common stock with a market value of $98.2 million at that date. On June 21, 1995, KFS sold all of its shares of State Street stock and received approximately $105.0 million. IFTC contributed $0.6 million and $4.5 million of the segment's operating earnings recorded in the first nine months of 1995 and 1994, respectively.

Increasing the segment's nine-month 1995 realized investment gain was an Orange County-related reserve adjustment of $8.8 million after tax. The Company bears the risk of loss associated with $198.0 million face amount of notes issued by Orange County, California held by five non-government taxable money market mutual funds managed by KFS. The reserve adjustment reflected an increase in the estimated value of the notes at September 30, 1995. Orange County, which filed for bankruptcy protection in December 1994, has made the monthly interest payments on the notes to date. The five affected Kemper money market funds have consented to extend the maturity date of the notes to June 30, 1996. The original maturity date was July 10, 1995. Kemper's bank letter of credit arrangements with respect to the Orange County notes were also extended through the new maturity date.

Reduced management fees, distribution and redemption fees, transfer agent fees and commission income all contributed to the segment's decrease in operating earnings. These revenue reductions were partially offset by reduced operating and commission expenses (see discussion below).

The decrease of $10.3 million in investment management fees in the first nine months of 1995, compared with the first three quarters of 1994, was primarily due to a $2.3 billion reduction in mutual fund average assets under management. Bond funds accounted for a $2.5 billion decrease, while stock funds were virtually flat and money market funds represented an increase of $0.2 billion.

Commission income was $44.5 million in the first nine months of 1995, compared with $56.7 million for the same period last year, due to lower sales of most products. At INVEST, the segment's principal producer of commission revenue, commissions on the sale of mutual fund products declined $5.7 million in the first nine months of 1995, compared with the same period in 1994. Decreased sales of annuity products also adversely affected INVEST's revenue, as commissions declined $6.5 million for the first three quarters of 1995, compared with the same period in 1994. INVEST's year-to-date 1995 sales were down in large part because of favorable interest rates available from competing products in the bank distribution system.

Distribution and redemption fee revenue decreased $8.9 million in the first nine months of 1995 compared with the first nine months of 1994. Distribution fees, based on assets managed in KFS' spread load mutual funds, were approximately $6.4 million lower as average spread load assets were lower in 1995 than in 1994 primarily due to redemptions of shares and routine conversions of spread load assets to front-end load shares which are exempt from distribution fees. Receipt of contingent deferred sales charges from redemption activity also declined as redemptions from spread load funds were lower during the 1995 period.

Transfer agent revenue decreased to $48.1 million in the first nine months of 1995 from $56.5 million in the same period last year. This $8.4 million decrease was primarily due to reductions in the number of transactions and new account activity, fee caps on spread load and level load assets, and cessation of unit investment trust processing in 1995. In addition, Supervised Service Company, Inc. ("SSC") transfer agent fees decreased approximately $2.7 million during the period due to the sale of its business operations described below. KSvC accounted for transfer agent revenue of $44.8 million and $50.5 million in the first nine months of 1995 and 1994, respectively. SSC accounted for transfer agent revenue of $3.3 million and $6.0 million in the first nine months of 1995 and 1994, respectively.

In April and July 1995, KFS sold 5,034 and 3,844, respectively, of its original 12,500 shares of Dimensional Fund Advisors, Inc. ("DFA") for approximately $2.2 million and $1.7 million, respectively. In July, KFS also entered into an agreement to sell its remaining 3,622 shares of DFA for approximately $1.5 million. Realized investment gains of approximately $280,000 and $214,000 were attributable to the April and July sales, respectively, and an additional gain of approximately $201,000 is expected to be realized in December 1995.

Operating expenses declined by $18.6 million in the first nine months of 1995, compared with the first nine months of 1994. Personnel expenses decreased approximately $12.0 million due to staff reductions and reductions in production-related compensation due to lower sales. Expense reductions in advertising, literature and sales promotion of mutual fund products approximated $1.4 million. Transfer agent technology costs were $6.0 million lower during the period due to the SSC transaction with DST Systems, Inc. ("DST") described below. Professional services expenses increased by approximately $2.0 million primarily due to litigation-related expenses.

Commission expense decreased to $47.6 million in the first nine months of 1995, compared with $58.2 million in the first nine months of 1994, due to lower sales. With the reduction of sales there was a related decrease in the deferral of mutual fund commissions and sales expense. Amortization of deferred mutual fund commissions and sales expense also decreased during 1995. The decrease was due to greater than planned investment performance in the spread load funds in 1995, and was partially offset by a shortening of the amortization period in 1995 for expenses related to sales of front-end load mutual funds at net asset value.

In April 1995, KSvC sold to DST certain of its assets as well as the business operations of SSC, including certain internally-developed transfer agent recordkeeping software. The Company also entered into a long-term remote processing agreement with DST. In conjunction with the sale, KSvC took a write-down on the carrying value of its data center equipment assets as the area is being downsized. The net impact of the sale to DST and KSvC's write-down was immaterial to the segment's financial results.

On August 24, 1995, KFS completed the acquisition of substantially all the assets of Dreman Value Management, L.P. ("Dreman"). The acquisition broadens KFS' retail and institutional product offerings to include the value style of equity investing and complements KFS' current growth style. Dreman had approximately $1.5 billion in institutional assets under management and $77.0 million in mutual fund assets now managed by a KFS subsidiary.

Assets under management
(in billions)
                        9/30/95   6/30/95   3/31/95   12/31/94   9/30/94
                        -------   -------   --------  --------   -------
Mutual funds:
    Bond                 $21.0     $21.1     $21.0     $20.6      $21.9
    Stock                 10.1       9.4       8.9       8.7        9.0
    Money market          13.1      12.6      12.1      12.2       12.3
Investment advisory        5.2       4.6       4.5       5.0        5.6
Kemper Corporation
    affiliates             8.8       9.0       9.1       9.3        9.6
The Kemper National
    Insurance Companies    6.7       6.6       6.6       6.9        7.0
                         -----     -----     -----     -----      -----
    Total                $64.9     $63.3     $62.2     $62.7      $65.4
                         =====     =====     =====     =====      =====

Bond and stock mutual fund assets under management increased $1.8 billion from December 31, 1994 primarily due to market value appreciation. Bond and stock funds had asset appreciation of $4.6 billion in the first nine months of 1995, compared with asset depreciation of approximately $1.2 billion in the first nine months of 1994. Redemptions of stock and bond funds totaled $3.9 billion in the first nine months of 1995, while sales totaled $1.6 billion. Comparable nine-month 1994 redemptions and sales totals were $4.6 billion and $2.2 billion, respectively. Bond funds made up 64 percent of the redemption volume in the first nine months of 1995, down from 77 percent in the same period last year. Sales of stock mutual funds represented 45 percent of total stock and bond fund sales in the first nine months of 1995, up slightly from 43 percent in the first nine months of 1994.

Money market fund assets under management increased $0.9 billion in the first nine months of 1995, as net sales in wholesale-distributed money funds were positive for the period.

The increase in investment advisory assets in the first nine months of 1995 was primarily due to the acquisition of Dreman discussed above. This increase was tempered by a loss of advisory client assets in the first nine months of 1995 due to uncertainties with respect to KFS' ownership, portfolio management turnover, and investment performance-related factors. The Company believes organizational stability affects the relationships with institutional clients and the retention of their assets.

The Kemper National Retirement Plan, representing approximately $0.3 billion in assets under management, was transferred from Kemper Corporation affiliates to the investment advisory category in the first nine months of 1995. Prior periods in the table above have been restated.

The declines in assets managed for Lumbermens Mutual Casualty Company ("Lumbermens") and its affiliates (together with Lumbermens, the "Kemper National Insurance Companies") and Kemper Corporation affiliates were primarily due to reductions in real estate-related assets. These declines do not affect the asset management segment's revenue or net income. (See "Real Estate" below.)

Life insurance

The life insurance segment consists of Federal Kemper Life Assurance Company ("FKLA"), Kemper Investors Life Insurance Company ("KILICO") and their subsidiaries.

Selected financial highlights
(in millions, except per share data)

                                         Nine months ended           Three months ended
                                           September 30                 September 30
                                        -------------------         -------------------
                                         1995         1994           1995         1994
                                        ------       ------         ------       ------
STATEMENT OF INCOME
Investment income                      $ 392.1      $ 384.1        $ 128.3      $ 138.4
Premium income                           115.3        113.2           37.4         38.0
Other income                              70.0         67.6           21.9         20.6
Realized investment gain (loss)          (59.2)       (59.3)           2.2        (61.5)
                                       -------      -------        -------       ------
   Total revenue                         518.2        505.6          189.8        135.5
                                       -------      -------        -------       ------
Benefits to policyholders                360.6        357.3          116.0        121.0
Commissions, taxes, licenses and fees     53.4         49.8           17.8         17.2
Operating expenses                        40.3         40.5           16.3         13.0
Deferral of policy acquisition costs     (96.0)       (93.9)         (34.6)       (32.0)
Amortization of deferred policy
   acquisition costs                      68.3         49.6           16.0          8.9
                                       -------      -------        -------       ------
   Total benefits and expenses           426.6        403.3          131.5        128.1
                                       -------      -------        -------       ------
Earnings before income tax                91.6        102.3           58.3          7.4
Income tax expense                        30.6         39.1           19.4          4.0
                                       -------      -------        -------       ------
   Net income                          $  61.0      $  63.2        $  38.9       $  3.4
                                       =======      =======        =======       ======

Realized investment gain (loss)
   net of tax                          $ (38.5)     $ (38.5)       $   1.4       $(39.9)
                                       =======      =======        =======       ======
Operating earnings                     $  99.5      $ 101.7        $  37.5       $ 43.3
                                       =======      =======        =======       ======

Per share:
   Operating earnings                  $  2.84      $  2.97        $  1.07       $ 1.26
                                       =======      =======        =======       ======
   Net income                          $  1.74      $  1.84        $  1.11       $  .09
                                       =======      =======        =======       ======

The life insurance segment reported a slight decline in net income in the first nine months of 1995, compared with the first nine months of 1994, primarily due to an increase in the amortization of deferred policy acquisition costs, offset by improvements in spread income. The segment's after-tax realized investment results included real estate-related losses of $50.7 million (see the discussion captioned "Real Estate Asset Sales" in ITEM 5 below) and $14.5 million for the nine months ended September 30, 1995 and 1994, respectively. Net realized investment results also reflect gains of $12.2 million for the nine months ended September 30, 1995 and losses of $24.0 million for the nine months ended September 30, 1994, primarily from sales of fixed maturity investments in both 1995 and 1994.

Operating earnings for the life insurance segment declined slightly in the first nine months of 1995, compared with the first nine months of 1994, primarily due to an increase in the net amortization of deferred policy acquisition costs and in benefits paid to policyholders, offset by improvements in spread income and higher premium revenue.

The life insurance segment had unfavorable mortality experience in early 1995, but the segment improved spread income by increasing investment income and by also reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products through most of 1994. Such reductions in crediting rates occurred as overall interest rates also declined. Operating earnings then began to improve as crediting rates declined at a faster rate than the segment's investment income. Beginning in late 1994, however, as a result of rising interest rates and other competitive market factors, the life insurance segment began to increase crediting rates on such interest-sensitive products which adversely impacted spread income. The recent declines in interest rates during the second and third quarters of 1995, however, have mitigated at present competitive pressures to increase renewal crediting rates further.

Investment income was positively impacted in the first nine months of 1995, compared with the first nine months of 1994, from reductions in the level of non-performing real estate-related investments, primarily from sales of certain real estate-related investments to the Company's real estate subsidiaries in recent periods. These sales totaled $5.0 million in the first nine months of 1995 and $199.6 million in the first nine months of 1994 and resulted in no realized gain or loss to the life insurance segment. Investment income in 1995 also benefited from a repositioning of the segment's fixed maturity investment portfolio in September 1994. The repositioning of the segment's investment portfolio involved the sale of $868.7 million of fixed maturity investments, which consisted of lower yielding investment-grade corporate securities and collateralized mortgage obligations. The $810.6 million of proceeds from the repositioning, together with $325.0 million of other cash and short-term investments, was reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. See "INVESTMENTS" below.

Life insurance sales
(in millions)
                                              Nine months ended          Three months ended
                                                 September 30               September 30
                                              -----------------         ------------------
                                               1995       1994           1995        1994
                                              -----      ------         -----       -----
Annuities:
   General account                          $ 234.6     $ 213.9       $  78.6     $  67.6
   Separate account                           114.7       202.4          28.0        55.7
                                            -------     -------       -------     -------
     Total annuities                          349.3       416.3         106.6       123.3
Life insurance:
   Term and other                             115.8       116.3          38.1        39.0
   Interest-sensitive life insurance           58.0        58.5          17.8        19.6
                                            -------     -------       -------     -------
     Total life insurance                     173.8       174.8          55.9        58.6
                                            -------     -------       -------     -------
       Total sales                          $ 523.1     $ 591.1       $ 162.5     $ 181.9
                                            =======     =======       =======     =======

Sales of term and other life insurance products include both renewal premiums and new product sales. Despite a slight decline in the average premium per new policy for term life products in 1995, premium revenue remained relatively flat in the first nine months of 1995, compared with the first nine months of 1994, primarily due to increasing renewal premiums. The segment issued new life insurance business in the first nine months of 1995 of $10.4 billion in face amount, down from $12.3 billion in the first nine months of 1994, due in part to competitive conditions and uncertainty concerning the Company's ownership. Total life insurance in force grew to $98.4 billion at September 30, 1995, compared with $97.5 billion at December 31, 1994 and $91.4 billion at December 31, 1993.

Sales of annuity products consist of total deposits received. The increase in general account (fixed annuity) sales reflects the Company's current strategy to increase sales of fixed annuities in the current interest rate environment. The Company's longer-term strategy is to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for the Company as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in the first nine months of 1995, compared with the first nine months of 1994. This decline was due to competitive conditions in certain distribution channels, in part reflecting the life insurance subsidiaries' financial strength and performance ratings and uncertainty concerning the Company's ownership.

Included in other income are administrative fees received from the segment's separate account products of $16.1 million in the first nine months of 1995, compared with $15.6 million in the first nine months of 1994. Other income also included surrender charge revenue of $11.1 million in the first nine months of 1995, compared with $9.7 million in the first nine months of 1994, as total general account and separate account policyholder surrenders and withdrawals increased in the first nine months of 1995, compared with the first nine months of 1994.


Policyholder surrenders and withdrawals
(in millions)

                                   Nine months ended      Three months ended
                                      September 30           September 30
                                   -----------------      ------------------
                                    1995       1994        1995        1994
                                   ------     ------      ------      ------
    General account              $  935.7    $ 687.7     $ 245.9     $ 245.4
    Separate account                156.0      105.6        45.6        34.6
                                 --------    -------     -------     -------
      Total                      $1,091.7    $ 793.3     $ 291.5     $ 280.0
                                 ========    =======     =======     =======

Policyholder withdrawals increased during the first nine months of 1995. (See "LIQUIDITY AND CAPITAL RESOURCES - Consolidated" below.) The segment's crediting rate increases in late 1994 and in early 1995 were designed to reduce the level of future withdrawals. As a result of increases in renewal crediting rates and declining interest rates in the second and third quarters of 1995, together with the benefits of the segment's planned association with Zurich Insurance Company, policyholder surrenders and withdrawals for the quarter ended September 30, 1995 declined substantially from the level of surrenders and withdrawals in the first two quarters of 1995. The Company expects that the level of surrender and withdrawal activity experienced by the life insurance segment should remain relatively stable for the remainder of 1995.

Benefits to policyholders include $77.4 million in death benefits in the first nine months of 1995, compared with $65.0 million in the first nine months of 1994, primarily due to unfavorable mortality experience in first-quarter 1995.

The amortization of insurance policy acquisition costs increased in the first nine months of 1995, compared with the first nine months of 1994, primarily as a result of an increase in policyholder withdrawals and increasing renewal crediting rates. Policyholder withdrawals and increasing renewal crediting rates adversely impact the amortization of insurance policy acquisition costs as both would be expected to decrease the segment's projected future estimated gross profits.

Since year-end 1990, the Company has taken many steps to improve the earnings, financial strength and competitive marketing position of its life insurance subsidiaries. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $867.2 million of certain real estate-related investments to the Company's real estate subsidiaries through September 30, 1995, third-party sales and refinancing of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of any indebtedness, and capital contributions of $275.8 million through September 30, 1995. The statutory surplus ratio for the segment improved to 12.2 percent at September 30, 1995 from 10.3 percent at December 31, 1994, 9.2 percent at December 31, 1993, 7.9 percent at December 31, 1992 and 1991, and 5.4 percent at year-end 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

Invested assets and cash
(in millions)
                                            September 30       December 31
                                                1995               1994
                                          ---------------     --------------
Cash and short-term investments           $   517    6.9%    $   313    4.4%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                         4,359   58.1       3,860   53.7
    NAIC(1) Class 2                           935   12.5       1,139   15.8
  Below investment-grade: (2)
    Performing                                102    1.4         196    2.7
    Nonperforming                               7    0.1          -      -
Equity securities                              15    0.2          24    0.3
Joint venture mortgage loans(3)               503    6.7         540    7.5
Third-party mortgage loans(3)                 340    4.5         397    5.5
Other real estate-related investments(3)      284    3.8         297    4.1
Other                                         437    5.8         426    6.0
                                          -------  -----      ------   ----
Total (4)                                 $ 7,499  100.0%    $ 7,192  100.0%
                                          =======  =====     =======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $36.2 million, or 0.5 percent, and $57.0 million, or 0.8 percent, at September 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) See table captioned "Summary of gross and net real estate investments" below.

(4)  See "INVESTMENTS" below.

Other selected balance sheet data
(in millions)

                                                      September 30        December 31
                                                          1995                1994
                                                      ------------        -----------
Deferred insurance acquisition costs                  $   685             $   697
Assets of separate accounts (1)                          1,759               1,871
Total assets                                            10,815              10,736
Life policy benefits, net of ceded reinsurance           6,819               7,129
Net unrealized gain (loss) on investments                   37                (322)
Stockholder's equity                                     1,149                 738

(1) The decrease in separate account assets reflects the transfer of certain segregated assets and liabilities related to the pension plans of the Kemper National Insurance Companies. The asset management segment had previously been receiving and continues to receive administrative fees for managing such assets (which assets total approximately $300 million). The life insurance segment, however, did not receive administrative fees for managing such assets, and therefore the transfer had no impact on the life insurance segment's results.

Real estate

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. Loans held by these subsidiaries are subordinate to loans held by the Company's life insurance subsidiaries.

Selected Financial Highlights
(in millions, except per share data)

                                         Nine months ended          Three months ended
                                           September 30                September 30
                                         -----------------          ------------------
                                          1995    1994                 1995     1994
                                          -----   -----               ------   ------
STATEMENT OF INCOME
Joint venture operating losses            $(12.3)  $(36.7)             $(8.8)    $(7.3)
Investment income and other                  7.9     11.1                2.9       4.0
Realized investment gain                      -      34.8                 -       13.8
                                          ------   ------              -----     -----
      Total revenue                         (4.4)     9.2               (5.9)     10.5
                                          ------   ------              -----     -----
Operating expenses                          14.3     10.7                6.2       3.5
Interest expense                              .9      2.3                 .3       0.4
                                          ------   ------              -----     -----
      Total expenses                        15.2     13.0                6.5       3.9
                                          ------   ------              -----     -----
Income (loss) before income tax            (19.6)    (3.8)             (12.4)      6.6
Income tax expense (benefit)                (6.8)    (1.3)              (4.3)      2.3
                                          ------   ------              -----     -----
      Net income (loss)                   $(12.8)  $ (2.5)             $(8.1)    $ 4.3
                                          ======   ======              =====     =====

Realized investment gain,
    net of tax                            $   -    $ 22.6              $  -      $ 9.0
                                          ======   ======              =====     =====
Operating loss                            $(12.8)  $(25.1)             $(8.1)    $(4.7)
                                          ======   ======              =====     =====

Per share:
      Operating loss                      $ (.37)  $ (.73)             $(.24)    $(.13)
                                          ======   ======              =====     =====
      Net income (loss)                   $ (.37)  $ (.07)             $(.24)    $ .13
                                          ======   ======              =====     =====

The $24.4 million joint venture operating loss decline in the first nine months of 1995, compared with the year ago period, was primarily due to joint venture audit adjustments in the first nine months of 1995. The decline also reflected sales and restructurings in both 1994 and 1995 with respect to certain joint ventures, which reduced the level of operating losses the Company was required to record. Audit adjustments to certain ventures' 1994 operating losses reported to the Company in 1995 included $8.5 million relating to recognizing gains in certain property sales which previously were deferred and $5.7 million relating to interest on third-party debt previously expensed in 1994 which was capitalized in the first nine months of 1995.

For a description of certain real estate sales in 1995, see "Real Estate Asset Sales" in ITEM 5 below.

In the first nine months of 1994, such sales included real estate investment trust ("REIT") transactions, and such restructurings included a transaction in which the interest payment terms of certain loans held by the Company, Fidelity Life Association and the Kemper National Insurance Companies were amended, effective January 1, 1994, to make interest payments contingent on cash being available. This restructuring transaction reduced joint venture operating losses in 1994 by $9.2 million and was recorded in the second half of 1994.

Investment and other income declined $3.2 million in the first nine months of 1995 primarily due to a reduction in real estate management fee income as a result of a lower level of real estate assets under management. While mostly attributable to a decline in real estate assets managed, this decrease was also in part due to the Kemper National Insurance Companies engaging a third-party real estate asset manager effective January 1, 1995. In the first nine months of 1994, this segment recorded $0.6 million of real estate management fee revenue from managing real estate assets of the Kemper National Insurance Companies.

In the first nine months of 1995, the segment generated realized gains at a level equal to additions to reserves and write-downs. In the first nine months of 1994, sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of the real estate segment's additions to reserves and write-downs. See "INVESTMENTS - Provisions for real estate-related losses" below.

The following table reflects selected balance sheet data of the real estate segment:

Selected balance sheet data
(in millions)
                                            September 30      December 31
                                                1995             1994
                                            ------------      -----------
Cash and short-term investments                $ 27              $  15
Joint venture mortgage loans (1)                104                 84
Third-party mortgage loans (1)                    6                 21
Other real estate-related investments (1)         9                 39
Other                                             5                  5
                                               ----              -----
      Total invested assets and cash (2)       $151              $ 164
                                               ====              =====

Net deferred federal tax asset                 $ 54              $  83
Total assets                                    359                387
Long-term debt                                   13                 13
Stockholders' equity                            316                330

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

Invested assets and cash
(in millions)                              September 30          December 31
                                              1995                  1994
                                          --------------       -------------
Cash and short-term investments           $  938    11.6%      $  555    7.3%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                        4,359    53.9        3,861   50.7
    NAIC(1) Class 2                          935    11.6        1,139   15.0
  Below investment-grade(2)
    Performing                               107     1.3          201    2.6
    Nonperforming                              7     0.1           -      -
Equity securities                             45     0.6           40    0.5
Joint venture mortgage loans(3)              607     7.5          616    8.1
Third-party mortgage loans(3)                346     4.3          418    5.5
Other real estate-related investments(3)     293     3.6          336    4.4
Other                                        444     5.5          445    5.9
                                          ------   -----       ------  -----
Total(4)                                  $8,081   100.0%      $7,611  100.0%
                                          ======   =====       ======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $142 million, or 1.7 percent, and $168 million, or 2.2 percent, at September 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when the Company has disposed of its related equity interests in that venture.

(4) See table captioned "Summary of gross and net real estate investments" below.

Fixed maturities

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity, net of any applicable income tax expense. The aggregate unrealized appreciation, net of tax, on fixed maturities at September 30, 1995 was $50.6 million, or $1.44 per share, compared with unrealized depreciation of $333.9 million, or $9.70 per share, at December 31, 1994. The Company does not record a net deferred tax benefit for aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At September 30, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 77.1 percent of the Company's invested assets and cash, compared with 73.0 percent at December 31, 1994.
Approximately 70.3 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at September 30, 1995.

Approximately 51.0 percent of the Company's investment-grade fixed maturities at September 30, 1995 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that the Company's investments in mortgage-backed securities were predominantly made since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of the life insurance segment's September 1994 purchases of such investments, most of these investments were purchased by the Company at discounts. Prepayment activity on securities purchased at a discount is not expected to result in any material losses to the Company because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At September 30, 1995, the Company had unamortized discounts and premiums of $39.0 million and $12.6 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of the Company's investments in mortgage-backed securities, the Company believes that the associated risk can be managed without material adverse consequences on its consolidated financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 11 issuers at September 30, 1995, totaled 1.4 percent of cash and invested assets at September 30, 1995, compared with 2.6 percent at December 31, 1994. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, the Company significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

The $1.25 billion real estate portfolio held by the Company's continuing operations constituted 15.4 percent of cash and invested assets at September 30, 1995, compared with $1.37 billion, or 18.0 percent, at December 31, 1994. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company has taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)
                                         September 30, 1995                      December 31, 1994
                                      --------------------------------      ------------------------------
                                                Life          Real                    Life         Real
                                                insurance     estate                  insurance    estate
                                       Total    segment       segment       Total     segment      segment
                                      ------   ----------    ---------      -----     ---------    -------
Investments before reserves,
  write-downs, foreign
  currency translation
  adjustments and net joint
  venture operating losses:
Joint venture mortgage loans          $  628     $  520      $  108         $  687     $  542      $  145
Third-party mortgage loans               361        355           6            461        440          21
Other real estate-related
    investments                        1,052        391         661          1,163        427         736
                                      ------     ------      ------         ------     ------      ------
  Subtotal                             2,041      1,266         775          2,311      1,409         902

Reserves                                (110)       (58)        (52)          (183)       (55)       (128)
Write-downs                             (434)       (59)       (375)          (504)      (107)       (397)
Foreign currency translation
  adjustments                            (36)        -          (36)           (36)        -          (36)
Cumulative net operating losses
  of joint ventures owned               (215)       (22)       (193)          (218)       (21)       (197)
                                      ------     ------      ------         ------     ------      ------

Net real estate investments           $1,246     $1,127      $  119         $1,370     $1,226      $  144
                                      ======     ======      ======         ======     ======      ======

As reflected in the real estate portfolio table below, the Company has continued to fund both existing projects and legal commitments. The future legal commitments were $355.1 million at September 30, 1995. This amount represented a net decrease of $155.7 million since December 31, 1994, in part due to fundings in the first nine months of 1995. (The commitments also reflect an asset guarantee of $37.0 million related to the 1993 sale of Kemper Reinsurance Company.) As of September 30, 1995, the Company expects to fund approximately $131.8 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which the Company does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in the Company's evaluation of reserves and write-downs.

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

Excluding $61.4 million of real estate owned and a $58.9 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $1,243.8 million at September 30, 1995, after reserves and write-downs. Of this amount, $677.8 million are on accrual status with a weighted average interest rate of approximately 7.5 percent. Of these accrual loans, 62.9 percent have terms requiring current periodic payments of their full contractual interest, 23.8 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 13.4 percent defer all interest to maturity.

The deficit in equity investments in real estate at September 30, 1995 consisted of $137.2 million of loans to Spanish projects (described below), $60.5 million of unsecured loans to joint ventures treated as equity investments, a $232.4 million deficit in the Company's other equity investments in joint ventures and $24.2 million of reserves. The deficit includes the Company's share of periodic operating results. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned included $16.2 million of foreclosures, $43.9 million of deeds in lieu of foreclosure and $1.3 million of certain purchased properties at September 30, 1995. Real estate owned was net of $75.6 million of write-downs at September 30, 1995.

Real estate portfolio
(in millions)                          Mortgage loans       Other real estate-related investments
                                       ---------------   ----------------------------------------
                                                                                Real
                                       Joint     Third               Other      estate  Equity
                                       venture   party    Bonds(2)   loans(3)   owned   investments   Total
                                       -------  ------   --------    -------    ------  -----------  -------
Balance at December 31, 1994           $616.2   $418.3    $170.3     $176.2     $78.7   $(89.0)     $1,370.7(1)
Additions (deductions):
Fundings                                 30.3      4.0       3.9        1.0       3.7     31.7          74.6
Interest added to principal              17.5      8.4       0.1        2.5        -        -           28.5
Sales/paydowns/distributions            (51.2)   (36.9)     (4.4)     (13.8)    (41.7)    (8.2)       (156.2)
Maturities                                 -        -         -        (0.4)       -        -           (0.4)
Rollovers at maturity:
  Principal                                -        -         -         0.4        -        -            0.4
  Interest                                 -        -         -          -         -        -             -
Operating loss                             -        -         -          -         -     (13.3)        (13.3)
Transfers to real estate owned           (3.6)   (16.2)       -          -       19.8       -             -
Realized investment gain (loss)          (6.1)   (24.1)     (3.1)     (81.3)      6.9     29.7         (78.0)
Net transfers                            17.8    (27.9)    (22.2)      40.4        -      (8.1)           -
Other transactions, net                 (14.0)    20.3      (0.2)      21.6      (6.0)    (1.7)         20.0
                                       ------   ------    ------     ------     -----   ------      --------
Balance at September 30, 1995          $606.9   $345.9    $144.4     $146.6     $61.4   $(58.9)     $1,246.3(4)
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

(3) The other real estate loans are notes receivable evidencing financing, primarily to joint ventures, for purposes similar to those funded by real estate-related bonds.

(4) Net of $545.7 million reserve and write-downs. Excludes $39.5 million of real estate-related accrued interest.

As reflected in the preceding table, cash received by the Company from sales/paydowns/distributions during the first nine months of 1995 exceeded the Company's cash fundings during the same period by $81.6 million.

Real estate concentrations

Real estate markets have been depressed in recent years in areas where most of the Company's real estate portfolio is located. Approximately one-half of the Company's real estate holdings are in California and Illinois. California real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois have shown some stabilization and improvement recently.

At September 30, 1995, the Company's real estate portfolio also included $137.2 million of loans carried as equity investments in real estate (net of $184.7 million of cumulative write-downs, $36.5 million of cumulative foreign currency translation losses and $35.8 million of cumulative operating losses) related to land for office and retail development and residential projects located in Barcelona, Spain. The Spanish projects accounted for $28.6 million of net fundings, $3.1 million of foreign currency translation losses, and operating income of $1.2 million during the first nine months of 1995 and represented approximately 10.8 percent of the Company's real estate portfolio at September 30, 1995. These investments, which began in the late 1980s, accounted for $13.0 million of the September 30, 1995 off-balance-sheet legal commitments, of which the Company expects to fund up to approximately $7.5 million.

Undeveloped land, including the Spanish projects, represented approximately
26.7 percent of the Company's real estate portfolio at September 30, 1995. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned, but in any event further development is subject to certain consents from the parties to the Merger Agreement. Such development of existing projects would continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including the Company's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially. (See "Real Estate Asset Sales" in ITEM 5 of this Form 10-Q below.)

At September 30, 1995, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, totaled approximately $411.1 million, or 32.0 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflects $39.1 million in fundings during the first nine months of 1995. The Company also received cash from Prime Group-related sales/paydowns/distributions totaling $6.9 million in the first nine months of 1995. Prime Group-related commitments accounted for $219.0 million of the off-balance-sheet commitments at September 30, 1995, of which the Company expects to fund up to $41.5 million.

Effective January 1, 1993, the Company formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interests in ventures in which Bedford, the Company, Kemper, Lumbermens and their respective subsidiaries previously shared ownership interests. As MLP partners, the Company and Lumbermens have participated in funding certain cash needs of the MLP projects. During the first nine months of 1995, the Company provided $26.8 million of fundings to the MLP projects. The Company also received cash from MLP-related sales/paydowns/distributions of $72.7 million in the first nine months of 1995. At September 30, 1995, projects in the MLP accounted for $71.4 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund up to $71.0 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. Of the Company's real estate portfolio at September 30, 1995, approximately $386.1 million, or 31.0 percent, represented loans to and investments in MLP-owned ventures. (See ITEM 5 below.)

Provisions for real estate-related losses

The Company monitors its real estate portfolio and identifies changes in the relevant real estate marketplaces, the economy and each borrower's circumstances. The Company establishes its provisions for real estate-related losses (both reserves and write-downs) on the basis of its valuations of the related real estate, estimated in light of current economic conditions and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan." The Company evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Because the Company's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

The deficit in (i.e., the negative carrying value of) the Company's equity investments in real estate is considered in the Company's periodic evaluations of, and serves to reduce the level of, its provisions for real estate-related losses. In 1994 and the first nine months of 1995, because certain negative carrying values were eliminated due to sales or transfers of the Company's interests in the corresponding joint ventures, the Company generally added to its provisions for real estate-related losses an amount equal to the gains from such sales and transfers.

The Company decreased the net amount of its real estate reserves and write-downs in the first nine months of 1995 and throughout 1994, primarily reflecting sales and transfers to third parties. While the real estate subsidiaries as equity owners recognized gains on sales and other transactions during 1995 and 1994, additions to reserves and increases in write-downs have affected both the life insurance segment (where most of the Company's loans are held) and the real estate segment. The Company's real estate reserve was allocated as follows:

Real estate reserve
(in millions)

                              Joint venture            Other real
                             and third-party         estate-related
                             mortgage loans            investments               Total
                           ------------------      ------------------       ------------------
                           Life       Real         Life       Real          Life       Real
                           insurance  estate       insurance  estate        insurance  estate
                           segment    segment      segment    segment       segment    segment
                           ---------  -------      ---------  -------       ---------  -------
Balance at 12/31/94        $ 25.1     $ 60.8       $ 29.8     $ 67.5         $ 54.9    $128.3
Change in reserve            (7.5)     (55.5)        11.2      (20.3)           3.7     (75.8)
                            -----     ------       ------     ------         ------    ------
Balance at 9/30/95          $17.6     $  5.3       $ 41.0     $ 47.2         $ 58.6    $ 52.5
                            =====     ======       ======     ======         ======    ======

In addition to the reserve, the Company's provisions for real estate-related losses (on assets held at the respective period end) included cumulative write-downs totaling $434.6 million (life insurance segment, $59.4 million; real estate segment, $375.2 million) at September 30, 1995, and $503.4 million (life insurance segment, $106.7 million; real estate segment, $396.7 million) at December 31, 1994. Reserves decreased in the first nine months of 1995 primarily due to sales of real estate assets which carried reserves at the time of sale, as well as write-offs of fully reserved loans.

Real estate outlook

The Company's real estate experience could continue to be adversely affected by overbuilding and weak economic conditions in certain real estate markets and by fairly restrictive lending practices by banks and other lenders. Stagnant or worsening economic conditions in the areas in which the Company has made loans, or additional adverse information becoming known to the Company through its regular reviews or otherwise, could result in higher levels of problem loans or potential problem loans, reductions in the value of real estate collateral and adjustments to the real estate reserve. The Company's net income and stockholders' equity could be materially reduced in future periods if real estate market conditions remain stagnant or worsen in areas where the Company's portfolio is located or if the Company's plans with respect to certain projects change. (See ITEM 5 below.)

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

The following table is a summary of the Company's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
                                           September 30, 1995                   December 31, 1994
                                        -----------------------------      ----------------------------
                                        Life        Real                   Life        Real
                                        insurance   estate                 insurance   estate
                                        segment     segment   Total        segment     segment    Total
                                        ---------   -------   -----        ---------   -------    -----
Potential problem loans(1)              $ 13.1      $   -     $ 13.1        $ 76.8     $  0.1    $ 76.9
Past due loans (2)                          -          4.7       4.7            -          -         -
Nonaccrual loans(3)                      404.7       283.1     687.8         380.9      352.2     733.1
Restructured loans(4)
  (currently performing)                  47.9         0.7      48.6          53.0        0.7      53.7
Real estate owned(5)                      56.4         5.0      61.4          63.2       15.5      78.7
                                        ------      ------    ------        ------     ------    ------
      Total(6)(7)                       $522.1      $293.5    $815.6        $573.9     $368.5    $942.4
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

(5) Real estate owned is carried at fair value and includes foreclosures, deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $75.6 million and $132.6 million at September 30, 1995 and December 31, 1994, respectively, on real estate owned at those dates.

(6) Total reserves and cumulative write-downs on properties owned at September 30, 1995 (excluding fair value adjustments to real estate owned) were
     57.6 percent of total troubled real estate-related investments and 27.4 percent of the Company's total real estate portfolio before reserves and write-downs.

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

Net investment income

The following table (respecting the Company's entire investment portfolio) shows each segment's contribution to the Company's net investment income:

Net investment income before taxes
(dollars in millions)

                              Nine months ended September 30      Three months ended September 30
                              ------------------------------      -------------------------------
                                1995              1994                1995                1994
                               ------            ------              ------              ------
Life insurance                 $392.1            $384.1              $128.3              $138.4
Real estate                      (8.2)            (30.3)               (7.1)               (4.7)
Other and eliminations            8.4               7.1                 3.0                (1.2)
                               ------            ------              ------              ------
     Consolidated              $392.3            $360.9              $124.2              $134.9
                               ======            ======              ======              ======

Investment yields:
    Life insurance               7.12%             6.57%               6.92%               7.37%
                               ======            ======              ======              ======
    Consolidated                 6.67%             5.87%               6.20%               6.82%
                               ======            ======              ======              ======

Included in pre-tax net investment income is the Company's share of operating losses from equity investments in real estate. The Company's share of real estate operating losses (excluding write-downs) totaled $13.3 million and $38.4 million for the nine months ended September 30, 1995 and 1994, respectively. These pre-tax operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's total foregone investment income before tax was as follows:

Foregone investment income
(dollars in millions)

                                    Nine months ended September 30     Three months ended September 30
                                    ------------------------------     -------------------------------
                                         1995        1994                     1995        1994
                                        -----       -----                    -----       -----
Real estate-related investments:
  Life insurance segment                $20.9       $33.0                     $7.0       $ 8.2
  Real estate segment                     7.0         7.8                      1.6         4.4
                                        -----       -----                     ----        ----
     Total                              $27.9       $40.8                     $8.6       $12.6
                                        =====       =====                     ====       =====

Basis points:
  Life insurance segment                   37          57                       37          44
                                        =====       =====                     ====       =====
  Consolidated                             48          68                       43          65
                                        =====       =====                     ====       =====

Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on these loans excluded from the Company's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at September 30, 1995, the Company estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's future investment income and realized investment results.

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

Realized investment results

Reflected in the Company's results from continuing operations are after-tax realized investment losses of $8.2 million for the first nine months of 1995, compared with $14.3 million the first nine months of 1994. The life insurance segment reported real estate-related losses of $50.7 million (see the discussion captioned "Real Estate Asset Sales" in ITEM 5 below) and $14.5 million for the nine months ended September 30, 1995 and 1994, respectively, in addition to other realized investment gains of $12.2 million and other losses of $24.0 million for the respective nine-month periods, primarily from the life insurance segment's sales of fixed maturity investments in both 1995 and 1994. In the first nine months of 1995, the asset management segment reported net realized investment gains of $24.1 million. The real estate segment reported real estate-related gains of $34.8 million in the 1994 period.

Unrealized gains and losses on fixed maturity investments are not reflected in the Company's results of operations. These changes in unrealized value are included as a separate component of stockholders' equity, net of any applicable income taxes. If and to the extent a fixed maturity investment suffers an other-than-temporary decline in value, however, such security is written down to net realizable value, and the write-down adversely impacts net income.

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

Interest rates

Interest rate fluctuations affect the life insurance segment. In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during the year and once during first-quarter 1995. Interest rates have subsequently declined through the second and third quarters of 1995.

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

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities compared with competitors' higher new money crediting rates have influenced certain clients to seek alternative products. The Company mitigates this risk somewhat within its life insurance segment by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of the Company's fixed annuity liabilities as of September 30, 1995, however, are no longer subject to significant surrender fees.

As interest rates rose during 1994, the life insurance subsidiaries' capital resources were adversely impacted by unrealized loss positions from their fixed maturity investments. As interest rates declined in the first nine months of 1995, the life insurance subsidiaries' capital resources were positively impacted by the elimination of their year-end 1994 unrealized loss positions on their fixed maturity investments.

LIQUIDITY AND CAPITAL RESOURCES

Holding company

As a parent holding company, Kemper regularly reviews the strategic fit of all its businesses and may consider the acquisition or disposition of its and its subsidiaries' assets, and the Company may consider entering into joint venture, reinsurance and other transactions, subject in any event to the terms of the Merger Agreement. Since Kemper is a holding company, its rights and the rights of its creditors to participate in the assets of any subsidiary upon the latter's liquidation or recapitalization will be subject to prior claims of the subsidiaries' creditors, including customers of asset management subsidiaries, policyholders of insurance company subsidiaries and lenders with respect to real estate subsidiaries (except to the extent the Company itself may be a creditor with recognized or secured claims against the subsidiary).

Kemper receives from its subsidiaries interest on loans and dividends of cash and property. Distributions to the parent are restricted by various regulatory limitations. The parent also receives from its subsidiaries payments for federal income tax. Additionally, from time to time, Kemper borrows funds and issues securities for cash.

Kemper has used its available resources for dividends to stockholders, corporate interest and other holding company expenses, consolidated federal income tax payments, common stock repurchases (treasury stock), acquisitions of subsidiaries and additional investments in, or asset purchases from, subsidiaries. At September 30, 1995, the parent had $161.1 million in cash and short-term investments. Although not legally committed to do so, Kemper had used its cash resources in earlier periods to purchase real estate-related investments from its life insurance subsidiaries to maintain and/or improve their regulatory capital positions and earnings capabilities. In the first nine months of 1995, the Company purchased $5.0 million of certain real estate-related investments from the life insurance subsidiaries. In 1994, the Company purchased $222.8 million of such real estate-related investments from the life insurance subsidiaries and contributed $82.5 million to KILICO's capital, which contribution was funded by dividends from FKLA. The Company's purchases of such investments from its life insurance subsidiaries were consummated at the life subsidiaries' carrying values of such investments at the dates of the purchases.

Consolidated

Kemper and each of its subsidiaries carefully monitor cash and short-term money market investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and customer account balances. In addition, regulatory authorities establish minimum liquidity and capital standards for the asset management and life insurance companies. The major ongoing sources of liquidity with respect to the Company's continuing operations are asset management fees, collection of life insurance premium revenue, deposits for fixed annuities and interest-sensitive life contracts, investment income, other operating revenue and cash provided from maturing or sold investments. (See "INVESTMENTS" above.)

On August 24, 1995, the Company's asset management segment acquired substantially all the assets of Dreman. (See "RESULTS OF OPERATIONS - Asset management" above.) The acquisition required an initial cash payment of approximately $17 million and a cash payment of $8.5 million in October 1995 and calls for contingent cash payments in future periods dependent on the levels of Dreman assets under management retained through such periods.

In the life insurance segment, policyholder deposits increased to $307.2 million during the first nine months of 1995 from $297.3 million for the first nine months of 1994. Policyholder withdrawals increased to $824.4 million during the first nine months of 1995 from $710.4 million for the first nine months of 1994, primarily due to rising interest rates which caused the life insurance segment's renewal crediting rates to be lower than competitors' new money crediting rates, increased competition and uncertainty regarding the Company's ownership. The life insurance subsidiaries' late 1994 and early 1995 increases in crediting rates were designed to produce new policyholder deposits and to reduce withdrawals.

The following table sets forth the consolidated short-term debt and capitalization of the continuing operations of the Company at the dates indicated:

Capitalization
(in millions)

                                                              September 30            December 31
                                                                 1995                    1994
                                                              ------------            -----------
Short-term debt                                               $      30.0             $      54.2
                                                              ------------            -----------
Long-term debt:
  6.875% Notes Due 2003                                             200.0                   200.0
  8.80% Notes Due 1998                                              110.8                   110.8
  Medium-term notes                                                  35.5                    35.5
  Other long-term debt                                                -                      10.4
  Convertible debentures of subsidiary                               10.8                    33.1
                                                              ------------            -----------
     Total long-term debt                                           357.1                   389.8
                                                              ------------            -----------
     Total short-term and long-term debt                      $     387.1             $     444.0
                                                              ===========             ===========
Stockholders' equity:
  Preferred stock                                             $     358.0             $     360.4
  Common stock                                                      333.5                   331.2
  Additional paid-in capital                                        382.4                   366.9
  Unrealized loss on foreign currency translations                  (36.6)                  (35.9)
  Unrealized appreciation (depreciation) on investments              37.6                  (323.2)
  Retained earnings                                               1,532.2                 1,586.8
  Treasury shares, at cost                                       (1,026.9)               (1,028.8)
                                                              ------------            -----------
     Total stockholders' equity                                   1,580.3                 1,257.4
                                                              ------------            -----------

     Total capitalization (excludes total short-term debt)    $   1,937.4             $   1,647.2
                                                              ===========             ===========

Short-term debt

The Company has had outstanding short-term loans with banks and other creditors at interest rates that vary with short-term money market rates. Short-term debt at September 30, 1995 consisted of $30.0 million of medium-term notes due in the fourth quarter of 1995.

Kemper renegotiated certain of its committed lines of credit with certain banks effective October 2, 1995. The lines of credit total $317.5 million, with $155.0 million expiring September 27, 1996 and $162.5 million expiring
November 1, 1996. By their terms, these lines can be terminated by the banks upon consummation of a change of control of the Company. At September 30, 1995, $120 million of the aggregate amount of these lines were reserved for the sole purpose of providing funding capability respecting certain tax-exempt bond-related real estate commitments which the Company does not expect to ultimately require funding. Additionally, in conjunction with the extension of the expiration dates of letters of credit now totaling $212 million issued by a third-party bank syndicate to five money market mutual funds managed by KFS to credit enhance the money funds' investments in certain Orange County notes, a portion of the committed lines of credit equal to the difference between $212 million and the aggregate cash and marketable securities of the parent and its non-regulated subsidiaries will be reserved to secure any future fundings under the Orange County letters of credit. As of September 30, 1995, none of the committed lines were reserved for this purpose. Interest rates on the Company's committed lines of credit would generally approximate short-term bank corporate rates.

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

A credit rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. On April 11, 1995, following the announcement of an agreement in principle to sell the Company, Standard & Poor's Corporation ("S&P") announced that it revised its BBB senior debt and BB+ preferred stock ratings of the Company, which S&P had placed under "CreditWatch with 'negative' implications" in 1994, to BB+ and BB-, respectively, and placed these ratings on "CreditWatch with 'developing' implications"; Duff & Phelps Credit Rating Co. advised the Company that it did not revise its A- senior debt rating of the Company, AA- claims paying ability rating of Federal Kemper Life Assurance Company and A+ claims paying ability rating of Kemper Investors Life Insurance Company from "Rating Watch - Uncertain"; and A. M. Best Company announced that its A- ratings of the Company's life insurance subsidiaries remain "under review with developing implications. On August 31, 1995, Moody's Investors Service announced that it changed the direction of its review of its Baa2 senior debt and Baa3 preferred stock ratings of the Company and Baa1 insurance financial strength ratings of the Company's life insurance subsidiaries from under review with "direction uncertain" to "possible upgrade."

Convertible debentures of subsidiary

Convertible debentures of subsidiary represent employee interests in KFC. Maturities and employee terminations (including terminations due to the securities brokerage divestiture) during the first nine months of 1995 accounted for the $22.3 million reduction of convertible debentures from year-end 1994. Approximately $3.6 million of additional debentures are scheduled to mature on November 30, 1995. The outstanding debentures bear interest approximating the prime rate. By notice dated October 26, 1995, KFC announced that it will redeem all remaining convertible debentures on December 28, 1995 at a redemption price equal to 100 percent of the principal amount plus accrued interest. KFC also intends to seek to acquire all the outstanding shares of its Class B common stock (5,103 shares as of September 30, 1995) prior to January 2, 1996 when, it is currently contemplated, KFC will be merged with and into Kemper, with Kemper being the surviving corporation.

Preferred stock

At September 30, 1995, the Company's outstanding preferred stock totaled $358.0 million. Dividends paid on the preferred stock during the first nine months of 1995 totaled $17.9 million.

Common stock

During the first nine months of 1995, the Company received $14.9 million by issuing common stock through employee stock option plans and issued $2.2 million of common stock through the Kemper Corporation Dividend Reinvestment and Stock Purchase Plan (the "DRP"). Pursuant to the Merger Agreement, stock issuances under the DRP have been limited to certain employee accounts. During 1994 and the first nine months of 1995, the quarterly dividend rate was $.23 per common share. The fourth-quarter 1995 dividend of $.23 per share was declared on October 9, 1995 and is payable November 30, 1995 to common stockholders of record as of November 9, 1995.

Stockholders' equity

Stockholders' equity totaled $1.58 billion at September 30, 1995, compared with $1.26 billion at December 31, 1994. The increase in the first nine months of 1995 reflected a $360.8 million benefit in the unrealized position of the Company's investments, primarily fixed maturities of the life insurance segment, due to declining interest rates. Stockholders' equity in 1995 also reflected the Company's net income of $17.2 million and the issuance of $17.1 million of common stock during the first nine months of 1995.

Book value per common share increased to $34.97 at September 30, 1995, compared with $26.06 at December 31, 1994. The increase in 1995 from the year-end 1994 level primarily reflected the benefit in the unrealized position of the Company's investments of $10.32 per share.



PART II.  OTHER INFORMATION

ITEM 5.   Other Information

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

Since May 15, 1995, however, with respect to certain selected real estate assets, the Company has entered into sale agreements without requiring the above-described condition, or the Company has otherwise determined that it is willing to enter into such sales contracts. A major consequence of the Company's unconditional intent to sell such assets under current real estate market conditions is the Company's recording of additions to its provisions for real estate-related losses (reserves and write-downs) to mark the subject assets down to the estimated or actual sales contract prices (less estimated sales expenses). Such prices in several instances differed significantly from the Company's carrying values as determined pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Primarily due to these differences, the Company's additions to reserves and write-downs in the second quarter of 1995 resulted in after-tax, real estate-related, realized investment losses of approximately $47.9 million, all recorded in the life insurance segment.

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

The Company has entered into certain real estate sales and other contracts that include the above-described condition. These contracts include a Purchase and Sale Agreement dated July 28, 1995, pursuant to which certain real estate assets would be sold at a price substantially less than their September 30, 1995 carrying value of approximately $490 million, and a letter agreement with Lumbermens dated May 15, 1995 (the "Lumbermens Agreement"), pursuant to which, among other things, the MLP would be substantially restructured.

Also in the Merger Agreement, the Company agreed to various covenants relating to the conduct of its business prior to the Merger. Such covenants include real estate-related restrictions with respect to operating, funding or entering into contracts with respect to real estate projects, including in particular the Spanish development projects. See "Management's Discussion and Analysis - INVESTMENTS - Real estate concentrations" above. Because the values of development projects depend in part on the Company's plans with respect thereto, and because the consent of the other parties to the Merger Agreement is necessary at the present time for implementing such plans, there can be no assurance that the Company's plans, and therefore estimated values, may not change substantially before either the Merger or the satisfaction or waiver of the Preliminary Closing Conditions. In such event, the Company would record further additions to its provisions for real estate-related losses.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBIT INDEX.

Exhibit No.
-----------
    27       Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     During the three months ended September 30, 1995, the Company filed two current reports on Form 8-K.

     Filed on July 14, 1995 and dated May 17, 1995, one Form 8-K reported, under ITEM 5 thereof, (A) the results of the voting at the Company's May 17, 1995 Annual Meeting of Stockholders, (B) certain legal proceedings, (C) the Company's sale of 2,986,111 shares of common stock of State Street Boston Corporation, (D) an update on the Company's Orange County-related letter of credit arrangements, and (E) certain real estate asset sales. The other Form 8-K, filed September 28, 1995 and dated August 24, 1995, reported, under ITEMS 2 and 7 thereof, the divestiture of the Company's securities brokerage segment (including certain proforma financial statements) and, under ITEM 5 thereof, (A) the completion of KFS' acquisition of Dreman assets and (B) a merger transaction update.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KEMPER CORPORATION
                               (Registrant)



Date:  November 14, 1995

                              /s/JOHN H. FITZPATRICK
                              --------------------------
                              John H. Fitzpatrick
                              Executive Vice President and
                               Chief Financial Officer



Date:  November 14, 1995

                              /s/JOSEPH R. SITAR
                              -------------------------
                              Joseph R. Sitar
                              Senior Vice President and
                               Chief Accounting Officer